Form 10-Q
period 2024-09-30
Curbline Properties Corp.
filed 2024-11-13
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-42265

Curbline Properties Corp.

(Exact name of registrant as specified in its charter)

Maryland	93-4224532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Park Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 755-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	CURB	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2024 the registrant had 105,041,594 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This quarterly report of Curbline Properties Corp. (the “Company” or “Curbline Properties”, “we” or “us”) includes the financial statements of the Company, as of September 30, 2024 and for the period July 15, 2024 through September 30, 2024, and the Company’s predecessor, Curbline Properties Corp. Predecessor (“Curbline Predecessor”), as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023. Curbline Predecessor means the combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements and presented on a combined basis.

On October 1, 2024, SITE Centers Corp. (“SITE Centers”) completed the spin-off of Curbline Properties, pursuant to which SITE Centers contributed 79 convenience properties to the Company. The spin-off was effected pursuant to the Separation and Distribution Agreement, dated as of October 1, 2024, among the Company, Curbline Properties LP, a subsidiary of Curbline Properties, and SITE Centers, as further described in the Information Statement (as defined below).

The spin-off is more fully described in the information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-42265) filed with the Securities and Exchange Commission on September 3, 2024 (the “Information Statement”). The spin-off became effective at 12:01 a.m., Eastern Time, on October 1, 2024.

Following the spin-off, the Company became a separate publicly traded company and intends to qualify and elect to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the Company’s initial taxable year ending December 31, 2024. The Company’s common stock trades on the New York Stock Exchange under the symbol “CURB”.

The financial statements of the Company covered in this report present the financial condition of the Company as of September 30, 2024, which is prior to the spin-off. Therefore, the discussion of the Company’s results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the combined financial statements for Curbline Predecessor are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the spin-off. For more information regarding the risks related to our business, refer to the section captioned “Risk Factors” contained in the Information Statement.

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2024

Curbline Properties Corp.

BALANCE SHEET

(unaudited; in thousands; except share amounts)

September 30, 2024
Assets
Cash and cash equivalents	$1
$1
Liabilities and Equity
Equity
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 104,860,322 shares issued at September 30, 2024	$1,048
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 0 shares issued at September 30, 2024	—
Additional paid-in-capital	(1,047)
Total equity	$1

Curbline Properties Corp.

STATEMENT OF EQUITY

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Total Equity
Balance, July 15, 2024	$—	$1	$1
Issuance of common stock	1,048	(1,048)	-
Balance, September 30, 2024	$1,048	$(1,047)	$1

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited)

1.
Organization and Description of Business

Curbline Properties Corp. (the “Company” or “Curbline Properties”) was incorporated in the state of Maryland on October 25, 2023 and was capitalized with $1,000 on July 15, 2024. The Company was a direct, wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”), formed in contemplation of a spin-off transaction in which SITE Centers planned to contribute substantially all of its convenience properties to the Company, or its subsidiaries, and distribute all the outstanding shares of common stock of the Company to SITE Centers’ common shareholders. Upon formation, the Company’s authorized capital stock consisted of 100 shares of common stock, $0.01 par value per share, all of which were issued to SITE Centers.

On September 30, 2024, the Company’s charter was amended and restated to, among other things, increase the Company’s authorized capital stock to 400,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. Also, on September 30, 2024, in connection with the spin-off, the Company issued a dividend to SITE Centers of 104,860,222 shares of Curbline Properties common stock, resulting in a total of 104,860,322 shares outstanding and held by SITE Centers.

2.
Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles as set forth within the Financial Accounting Standards Board’s Accounting Standards Codification. Statements of operations and cash flows have not been prepared as no material substantive transactions related to these statements have taken place during the nine months ended September 30, 2024.

3.
Subsequent Events

Spin-Off

On October 1, 2024, SITE Centers completed the spin-off of the Company pursuant to which SITE Centers contributed 79 convenience properties to the Company. The spin-off was accomplished via a pro rata special distribution of two shares of Curbline Properties common stock for every one SITE Centers common share held by SITE Centers common shareholders on September 23, 2024, the record date, resulting in a distribution of an aggregate of 104,860,322 shares of Curbline Properties common stock. Following the closing of the spin-off, Curbline Properties operates as a separate publicly traded company.

Curbline Properties Corp. Predecessor

COMBINED BALANCE SHEETS

(unaudited; in thousands)

	September 30, 2024	December 31, 2023
Assets
Land	$409,267	$316,212
Buildings	736,452	622,414
Fixtures and tenant improvements	72,881	58,676
	1,218,600	997,302
Less: Accumulated depreciation	(156,831)	(136,168)
	1,061,769	861,134
Construction in progress	14,053	13,504
Total real estate assets, net	1,075,822	874,638
Cash and cash equivalents	2,541	566
Restricted cash	—	155
Accounts receivable	12,670	11,528
Intangible assets, net	62,909	34,330
Other assets	13,119	415
	$1,167,061	$921,632
Liabilities and Equity
Mortgage indebtedness, net	$—	$25,758
Below-market leases, net	30,452	21,243
Accounts payable and other liabilities	19,587	11,993
Total liabilities	50,039	58,994
Commitments and contingencies (Note 4)
Equity
Curbline Predecessor equity	1,117,022	862,638
Total equity	1,117,022	862,638
	$1,167,061	$921,632

The accompanying notes are an integral part of these combined financial statements.

Curbline Properties Corp. Predecessor

COMBINED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Three Months
	Ended September 30,
	2024	2023
Revenues from operations:
Rental income	$29,576	$24,061
Other income	186	174
	29,762	24,235
Rental operation expenses:
Operating and maintenance	3,541	2,531
Real estate taxes	3,311	3,441
General and administrative	3,578	1,105
Depreciation and amortization	11,108	7,989
	21,538	15,066
Other income (expense):
Interest expense	—	(388)
Transaction costs and other expense	(23,634)	(373)
Gain on disposition of real estate	—	371
	(23,634)	(390)

Net (loss) income	$(15,410)	$8,779

The accompanying notes are an integral part of these combined financial statements.

Curbline Properties Corp. Predecessor

COMBINED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2024	2023
Revenues from operations:
Rental income	$85,386	$67,697
Other income	572	493
	85,958	68,190
Rental operation expenses:
Operating and maintenance	9,532	7,540
Real estate taxes	9,307	8,819
General and administrative	7,304	3,414
Depreciation and amortization	29,719	23,183
	55,862	42,956
Other income (expense):
Interest expense	(416)	(1,166)
Transaction costs and other expense	(30,879)	(1,054)
Gain on disposition of real estate	—	371
	(31,295)	(1,849)

Net (loss) income	$(1,199)	$23,385

The accompanying notes are an integral part of these combined financial statements.

Curbline Properties Corp. Predecessor

COMBINED STATEMENTS OF EQUITY

(unaudited; in thousands)

Curbline Predecessor Equity
Balance, December 31, 2023	$862,638
Net transactions with SITE Centers	88,671
Net income	14,211
Balance, June 30, 2024	965,520
Net transactions with SITE Centers	166,912
Net loss	(15,410)
Balance, September 30, 2024	$1,117,022

Curbline Predecessor Equity
Balance, December 31, 2022	$691,778
Net transactions with SITE Centers	56,480
Net income	14,606
Balance, June 30, 2023	762,864
Net transactions with SITE Centers	14,770
Net Income	8,779
Balance, September 30, 2023	$786,413

The accompanying notes are an integral part of these combined financial statements.

Curbline Properties Corp. Predecessor

COMBINED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2024	2023
Cash flow from operating activities:
Net (loss) income	$(1,199)	$23,385
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	29,719	23,183
Amortization and write-off of debt issuance costs	93	116
Assumption of buildings due to ground lease terminations	(2,678)	—
Gain on disposition of real estate	—	(371)
Net change in accounts receivable	(1,127)	(1,529)
Net change in accounts payable and other liabilities	3,176	3,953
Net change in other operating assets	(2,728)	238
Total adjustments	26,455	25,590
Net cash flow provided by operating activities	25,256	48,975
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(216,198)	(102,095)
Real estate improvements to operating real estate	(18,465)	(17,572)
Proceeds from disposition of real estate	—	563
Net cash flow used for investing activities	(234,663)	(119,104)
Cash flow from financing activities:
Repayment of mortgage debt	(25,651)	(635)
Payment of debt issuance costs	(5,034)	—
Transactions with SITE Centers	241,912	71,250
Net cash flow provided by financing activities	211,227	70,615

Net increase in cash, cash equivalents and restricted cash	1,820	486
Cash, cash equivalents and restricted cash, beginning of period	721	590
Cash, cash equivalents and restricted cash, end of period	$2,541	$1,076

The accompanying notes are an integral part of these combined financial statements.

Notes to Combined Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

On October 30, 2023, SITE Centers Corp. (“SITE Centers”) announced that it intended to separate its portfolio of convenience properties from the rest of its operations (collectively, the “Curbline Business” or “Curbline Predecessor”), into a separate publicly traded company expected to separate on or around October 1, 2024. To accomplish this separation, in October 2023, SITE Centers formed a Maryland corporation, Curbline Properties Corp. (“Curbline” or the “Company”), to own the Curbline Business.

On October 1, 2024, SITE Centers completed the separation by means of a pro rata special distribution of all outstanding shares of Curbline common stock to the holders of SITE Centers common shares as of September 23, 2024, the record date for the distribution (the “Distribution”). On the date of the Distribution, Curbline’s portfolio was comprised of 79 convenience properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) which are geographically diversified principally across the Southeast, Mid-Atlantic, Southwest and Mountain regions along with Texas.

The Company plans to elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods. The Company also intends to operate through an umbrella partnership, commonly referred to as an “UPREIT” structure, in which substantially all of the Company’s properties and assets are held through a subsidiary, Curbline Properties LP (the “Operating Partnership”), a Delaware limited partnership. As the sole general partner of the Operating Partnership, the Company has exclusive control of the Operating Partnership’s day-to-day management. The Company is not expected to conduct any material business itself, other than acting as the sole general partner of the Operating Partnership, guaranteeing certain debt of the Operating Partnership and issuing equity from time to time.

The Curbline Business is operated as one segment, which owns, operates and finances convenience properties. The tenant base of the Curbline Business primarily includes national, regional, and local retailers. Consequently, the Curbline Business’ credit risk is concentrated in the retail industry.

Basis of Presentation

The accompanying historical combined financial statements and related notes of the Curbline Business do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in combination. The preparation of these combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

As of September 30, 2024, the Curbline Predecessor portfolio consisted of 79 convenience properties, including properties that were carved out of existing shopping centers owned by SITE Centers. Curbline Predecessor’s process of allocating the land value to the properties was to conclude, on the acquisition date, the fair value per square foot of convenience land with the residual value allocated to the existing shopping center which was validated with market comparisons. Curbline Predecessor’s process of allocating the building value at the convenience property, as compared to the shopping center, is based on annualized base rent as of the date of acquisition or based on specific identification of costs for ground up developments as of the date placed in service. Curbline Predecessor’s process of allocating mortgage indebtedness and interest expense for these properties was based on the percentage of total assets at acquisition date or refinancing. The mortgages related to the assets were repaid during the years ended December 31, 2022 and 2021.

These combined financial statements reflect the revenues and direct expenses of Curbline Predecessor and include material assets and liabilities of SITE Centers that are specifically attributable to the Curbline Business. Curbline Predecessor equity in these combined financial statements represents the excess of total assets over total liabilities. Curbline Predecessor equity is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the Distribution, as well as the allocated costs and expenses described below.

Further, the combined financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Curbline Business, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of GLA of the Curbline Business and SITE Centers’ management’s knowledge of the Curbline Business. The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had Curbline Predecessor been a separate independent entity. Curbline Predecessor believes the assumptions underlying the allocation of indirect expenses are reasonable.

The combined financial statements include $23.6 million and $30.7 million of transactions costs, primarily advisory, legal and professional fees, for the three and nine months ended September 30, 2024, respectively, relating to the spin-off.

Unaudited Interim Financial Statements

These financial statements have been prepared by Curbline Predecessor in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for the full year. These unaudited combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 3, 2024.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2024	2023
Accounts payable related to construction in progress	$1.4	$1.4
Assumption of buildings due to ground lease terminations	2.7	—
Recognition of below-market ground lease assets	13.7	—

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Other Liabilities

The carrying amounts reported in Curbline Predecessor’s combined balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Debt

The carrying amount of debt was $25.8 million at December 31, 2023 and the fair value of mortgage indebtedness was $24.8 million at December 31, 2023. In May 2024, Curbline Predecessor repaid all of its mortgages outstanding at December 31, 2023.

Recently Issued Accounting Standards

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023. There are aspects of this ASU that apply to entities with one reportable segment. The Company will review the extent of any disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

Income Taxes. In December 2023, the FASB issued ASU 2023-09 which enhances income tax disclosure requirements in accordance with FASB ASC 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023. The Company will review the extent of new disclosure necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or result of operations.

2.
Acquisitions

During the nine months ended September 30, 2024, Curbline Predecessor acquired the following convenience properties (in thousands):

Asset	Location	Date Acquired	Purchase Price
Grove at Harper’s Preserve	Conroe, Texas	February 2024	$10,650
Shops at Gilbert Crossroads	Gilbert, Arizona	March 2024	8,460
Wilmette Center	Wilmette, Illinois	May 2024	2,850
Sunrise Plaza	Vero Beach, Florida	May 2024	5,500
Meadowmont Village	Chapel Hill, North Carolina	May 2024	26,534
Red Mountain Corner	Phoenix, Arizona	June 2024	2,100
Roswell Market Center	Roswell, Georgia	June 2024	17,750
Crocker Commons	Westlake, Ohio	July 2024	18,500
Maple Corner	Henderson, Tennessee	July 2024	8,250
Village Plaza	Houston, Texas	August 2024	31,000
Brookhaven Station	Atlanta, Georgia	August 2024	30,200
Loma Alta Station	Oceanside, California	September 2024	12,350
Nine Mile Corner	Erie, Colorado	September 2024	10,880
Crossroads Marketplace	Chino Hills, California	September 2024	34,150
			$219,174

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$93,461	N/A
Buildings	106,732	(A)
Tenant improvements	6,151	(A)
In-place leases (including lease origination costs and fair market value of leases)	23,341	6.6
Other assets assumed	73	N/A
	229,758
Less: Below-market leases	(11,573)	15.2
Less: Other liabilities assumed	(1,987)	N/A
Net assets acquired	$216,198

(A)
Depreciated in accordance with Curbline Predecessor’s policy.

Total consideration for the acquisitions was paid in cash. Included in Curbline Predecessor’s combined statements of operations for the three and nine months ended September 30, 2024, was $2.9 million and $3.7 million, respectively, in total revenues from the date of acquisition through September 30, 2024, for the properties acquired in 2024.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	September 30, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$63,172	$(25,640)	$37,532
Above-market leases	4,163	(2,001)	2,162
Lease origination costs	13,092	(3,659)	9,433
Tenant relationships	651	(522)	129
Below-market ground lease (as lessee)(A)	13,670	(17)	13,653
Total intangible assets, net(B)	$94,748	$(31,839)	$62,909
Other assets:
Prepaid expenses(C)			5,236
Other assets			6,646
Deposits			1,237
Total other assets			$13,119
	Liability	Accumulated Amortization	Net
Below-market leases, net(D)	$36,697	$(6,245)	$30,452

(A)
In connection with the sale of two assets by SITE Centers in June 2024 to unrelated third parties, intercompany ground leases related to certain portions of land that had initial terms of 90-years and 99-years, respectively, with a fixed, prepaid rent of $1 were assumed by the buyers. Such intercompany ground leases were previously eliminated in consolidation and treated as a sale leaseback when the shopping centers were sold. The leased back land pertains to land underlying convenience assets that were retained by Curbline Predecessor. Upon sale of the shopping centers, Curbline Predecessor recognized below-market ground lease assets of approximately $13.7 million.
(B)
Curbline Predecessor recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $2.7 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $7.0 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. Curbline Predecessor recorded contra revenue for above-market leases of $0.1 million for each of the three months ended September 30, 2024 and 2023 and $0.4 million for each of the nine months ended September 30, 2024 and 2023, which is recorded in rental income on the Combined Statements of Operations.
(C)
Includes $5.0 million of fees paid to date to obtain the Revolving Credit Facility and Term Loan Facility (each as defined below) on October 1, 2024 (Note 5). This amount is included in financing cash flows on the Combined Statements of Cash Flows.
(D)
Curbline Predecessor recorded revenue for below-market leases of $0.8 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, which is recorded in rental income on the Combined Statements of Operations.

	December 31, 2023
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$46,839	$(20,277)	$26,562
Above-market leases	3,458	(1,706)	1,752
Lease origination costs	8,548	(2,678)	5,870
Tenant relationships	651	(505)	146
Total intangible assets, net	$59,496	$(25,166)	$34,330
Other assets:
Prepaid expenses			415
Total other assets			$415

	Liability	Accumulated Amortization	Net
Below-market leases, net	$25,893	$(4,650)	$21,243

4.
Commitments and Contingencies

Legal Matters

Curbline Predecessor and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on Curbline Predecessor. Curbline Predecessor is also subject to a variety of legal proceedings or claims for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance, although they may be subject to deductibles or retentions. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on Curbline Predecessor’s liquidity, financial position or results of operations.

Commitments and Guaranties

Curbline Predecessor routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2024, Curbline Predecessor had purchase order obligations, typically payable within one year, aggregating approximately $0.5 million related to the maintenance of its properties and general and administrative expenses.

5.
Subsequent Events

On October 1, 2024, SITE Centers completed the spin-off of the Company. At the time of the spin-off, Curbline owned 79 convenience properties, consisting of approximately 2.7 million square feet of GLA of convenience real estate. In connection with the spin-off, on October 1, 2024, SITE Centers, the Company and the Operating Partnership entered into a Separation and Distribution Agreement, pursuant to which, among other things, SITE Centers transferred its portfolio of convenience properties, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to the Company and effected a pro rata special distribution of all of the outstanding shares of the Company’s common stock to common shareholders of SITE Centers' as of September 23, 2024, the record date. On the spin-off date, holders of SITE Centers common shares received two shares of common stock of the Company for every one common share of SITE Centers held on the record date.

On October 1, 2024, the Company, the Operating Partnership and SITE Centers also entered into a Shared Services Agreement (the “Shared Services Agreement”) for certain business services to be provided by SITE Centers to the Operating Partnership and by the Operating Partnership to SITE Centers. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. The Company, the Operating Partnership and SITE Centers also entered into a tax matters agreement, which governs the rights, responsibilities and obligations of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations. In addition, the Company, the Operating Partnership and SITE Centers entered into an employee matters agreement, which governs the respective rights, responsibilities, and obligations of the parties following the spin-off with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation and benefit-related matters.

In connection with the spin-off, on October 1, 2024, the Company and the Operating Partnership entered into a Credit Agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for (i) an unsecured revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and (ii) an unsecured, delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility also provides a $35.0 million sublimit for letters of credit. The aggregate amount available under the Credit Facilities may be increased to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The Revolving Credit Facility matures in October 2028, subject to two six-month options to extend the maturity to October 2029 subject to the satisfaction of certain conditions. Any loan under the Term Loan Facility will mature in October 2027, subject to two one-year options to extend its maturity to October 2029 subject to the satisfaction of certain conditions. No amounts have been drawn on the Credit Facilities as of November 13, 2024.

On October 24, 2024, the Company entered into a $100.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company's $100.0 million Term Loan Facility to 3.578%, from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility will be fixed at 4.978% based on the loan’s current applicable spread.

From October 1, 2024 through November 8, 2024, the Company acquired 12 properties for an aggregate purchase price of $81.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Curbline Properties Corp., its combined subsidiaries and Curbline Properties Corp. Predecessor (collectively, the “Company” or “Curbline Properties”) and other factors that may affect the Company’s future results. “Curbline Properties Corp. Predecessor” means the combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented on a combined basis. The Company believes it is important to read the MD&A in conjunction with the information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 3, 2024 (the “Information Statement”) as well as other publicly available information.

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own, manage, lease, acquire, and develop a portfolio of convenience properties. As of September 30, 2024, the Company’s portfolio consisted of 79 properties comprising approximately 2.7 million square feet of gross leasable area (“GLA”). Prior to the Company's separation on October 1, 2024, the Company was a wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”).

Convenience properties are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of September 30, 2024. Convenience properties generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of September 30, 2024, the median GLA of a property in the Curbline Properties portfolio was 21,000 square feet with 92% of base rent generated by units less than 10,000 square feet.

The Company believes the creation of the first publicly traded real estate investment trust (“REIT”) focused exclusively on the convenience real estate sector positions it well to take advantage of the highly fragmented but liquid marketplace for convenience properties in order to aggregate this type of real estate. As of the date of its separation from SITE Centers, the Company was in a net cash and debt-free position with $800.0 million of cash on hand plus significant access to debt capital in order to grow its asset base through acquisitions with no additional near-term equity required. Additionally, with over 68,000 convenience properties in the United States (950 million square feet of GLA) and over $41 billion of convenience assets traded in the period of 2019 to 2023 (primarily among private investors), the market provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

The Company intends to focus on the wealthiest submarkets in the United States with significant barriers to entry. The Curbline Properties portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes as compared to all shopping centers in the United States.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Curbline Predecessor	$(15,410)	$8,779	$(1,199)	$23,385
FFO attributable to Curbline Predecessor	$(4,302)	$16,397	$28,520	$46,197
Operating FFO attributable to Curbline Predecessor	$19,512	$16,874	$59,675	$47,603

For the nine months ended September 30, 2024, the decrease in net income and FFO attributable to Curbline Predecessor, as compared to the prior year period, was primarily the result of the transaction costs related to the spin-off of the Company from SITE Centers, discussed below, partially offset by net impact of property acquisitions.

Spin-off from SITE Centers Corp.

In connection with the separation from SITE Centers on October 1, 2024, the Company, Curbline Properties LP (the “Operating Partnership”) and SITE Centers entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), which provided for the principal transactions necessary to consummate the spin-off, including the allocation among the Company, the Operating Partnership and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the spin-off. In particular, the Separation and Distribution Agreement provided, among other things, that certain assets relating to Curbline Properties’ business were to be transferred to the Operating Partnership or the applicable Curbline Properties subsidiary, including equity interests of certain SITE Centers subsidiaries that held assets and liabilities related to Curbline Properties’ interests in real property, certain tangible personal property, cash and cash equivalents held in Curbline Properties accounts (including the transfer to Curbline Properties of unrestricted cash of $800.0 million upon consummation of the spin-off) and other assets primarily used or held primarily for use in Curbline Properties’ business. The Separation and Distribution Agreement also provided that certain liabilities relating to Curbline Properties’ business were to be transferred to the Operating Partnership or the applicable Curbline Properties subsidiary, including liabilities relating to or arising out of the operation of Curbline Properties’ business after the effective time of the spin-off and liabilities expressly allocated to Curbline Properties or one of its subsidiaries by the Separation and Distribution Agreement or certain other agreements entered into in connection with the spin-off. The Separation and Distribution Agreement governs the rights and obligations among the Company, the Operating Partnership and SITE Centers regarding the distribution both prior to and following the completion of the separation. SITE Centers distributed 100% of the outstanding common stock of Curbline Properties to holders of record of SITE Centers common shares as of the close of business on September 23, 2024, the record date. On October 1, 2024, holders of SITE Centers common shares received two shares of Curbline Properties common stock for every one common share of SITE Centers held on the record date.

Additionally, the Separation and Distribution Agreement contains provisions that obligate SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. As of September 30, 2024, these redevelopment projects were estimated to cost SITE Centers $33.7 million to complete.

On October 1, 2024, the Company, the Operating Partnership and SITE Centers also entered into a Shared Services Agreement (the “Shared Services Agreement”), which provides that, subject to the supervision of SITE Centers’ Board of Directors, the Operating Partnership or its affiliates will provide SITE Centers leadership and management services and transaction services, including the provision of personnel at both the leadership and operations levels.

The Shared Services Agreement also requires SITE Centers to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of SITE Centers’ assets, offices and other resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to the Company.

The Operating Partnership will pay SITE Centers a fee in the aggregate amount of 2.0% of the Company's Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments. There is no separate fee paid by SITE Centers in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, SITE Centers will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event SITE Centers terminates the agreement for convenience on its second anniversary).

The Company, the Operating Partnership and SITE Centers also entered into a tax matters agreement, which governs the rights, responsibilities and obligations of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations. In addition, the Company, the Operating Partnership and SITE Centers entered into an employee matters agreement, which governs the respective rights, responsibilities, and obligations of the parties following the spin-off with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation and benefit-related matters.

Company Activity

Transactional and investment highlights for the Company from October 1, 2024 through November 8, 2024, include the following:

•
Acquired 12 properties for an aggregate purchase price of $81.6 million; and
•
Entered into a credit agreement which provides for a revolving credit facility in the amount of $400.0 million and a delayed draw term loan facility in the amount of $100.0 million.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2024 through September 30, 2024 include the following:

•
Signed new leases and renewals for approximately 257,000 square feet of GLA, which included 77,000 square feet of new leasing volume;
•
The annualized base rent (“ABR”) per square foot was $35.65 at September 30, 2024, as compared to $35.84 at December 31, 2023 and $35.31 at September 30, 2023. The change in ABR is attributable to acquisitions and rent growth from rent steps and renewals;
•
Leased rate of 95.4% at September 30, 2024, as compared to 96.7% at December 31, 2023 and 96.3% at September 30, 2023. The change in leased rate is primarily attributable to acquisitions; and
•
Occupied rate of 93.8% at September 30, 2024, as compared to 94.8% at December 31, 2023 and 93.6% at September 30, 2023. The change in occupied rate is primarily attributable to acquisitions.

RESULTS OF OPERATIONS

For the comparison of 2024 performance to 2023, presented below, convenience properties owned as of January 1, 2023, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Rental income(A)	$29,576	$24,061	$5,515
Other income	186	174	12
Total revenues	$29,762	$24,235	$5,527

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Rental income(A)	$85,386	$67,697	$17,689
Other income	572	493	79
Total revenues	$85,958	$68,190	$17,768

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income	$22,152	$18,075	$4,077
Recoveries from tenants	6,724	5,922	802
Uncollectible revenue	(33)	(46)	13
Lease termination fees, ancillary and other rental income	733	110	623
Total contractual lease payments	$29,576	$24,061	$5,515

	Nine Months
	Ended September 30,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income(1)	$63,242	$52,010	$11,232
Recoveries from tenants(2)	18,407	15,764	2,643
Uncollectible revenue(3)	(512)	(394)	(118)
Lease termination fees, ancillary and other rental income(4)	4,249	317	3,932
Total contractual lease payments	$85,386	$67,697	$17,689

(1)
The changes in base and percentage rental income for the nine months ended September 30, 2024, were due to the following (in millions):

Increase (Decrease)
Acquisition of convenience properties	$8.3
Comparable Portfolio Properties	2.9
Total	$11.2

At September 30, 2024 and 2023, the Company owned 79 and 61 wholly owned properties, respectively, with an aggregate occupancy rate of 93.8% and 93.6%, respectively, and average ABR per occupied square foot of $35.65 and $35.31, respectively.

(2)
Recoveries from tenants were approximately 97.7% and 96.4% of operating expenses and real estate taxes for the nine months ended September 30, 2024 and 2023, respectively.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(4)
During the nine months ended September 30, 2024, the amount reported includes $3.8 million from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Operating and maintenance	$3,541	$2,531	$1,010
Real estate taxes	3,311	3,441	(130)
General and administrative	3,578	1,105	2,473
Depreciation and amortization	11,108	7,989	3,119
	$21,538	$15,066	$6,472

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Operating and maintenance(A)	$9,532	$7,540	$1,992
Real estate taxes(A)	9,307	8,819	488
General and administrative(B)	7,304	3,414	3,890
Depreciation and amortization(A)	29,719	23,183	6,536
	$55,862	$42,956	$12,906

(A)
The changes for the nine months ended September 30, 2024, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience properties	$1.5	$1.0	$6.2
Comparable Portfolio Properties	0.5	(0.5)	0.3
	$2.0	$0.5	$6.5

(B)
General and administrative expenses for the nine months ended September 30, 2024 and 2023, were approximately 8.5% and 5.0% of total revenues (excluding uncollectible revenue), respectively, for the comparable periods. General and administrative expenses represent the allocation of indirect costs and expenses incurred by SITE Centers related to the Company primarily consisting of compensation and other general and administrative costs that have been allocated using the GLA of the Company.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Interest expense	$—	$(388)	$388
Transaction costs and other expenses	(23,634)	(373)	(23,261)
Gain on disposition of real estate	—	371	(371)
	$(23,634)	$(390)	$(23,244)

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Interest expense(A)	$(416)	$(1,166)	$750
Transaction costs and other expenses(B)	(30,879)	(1,054)	(29,825)
Gain on disposition of real estate	—	371	(371)
	$(31,295)	$(1,849)	$(29,446)
(A)
Consists of interest expense incurred on secured mortgages. Mortgages were repaid in December 2023 and May 2024.
(B)
Amounts primarily related to transaction costs, which include advisory, legal and professional fees due to the spin-off.

Net (Loss) Income (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Net (loss) income attributable to Curbline Predecessor	$(15,410)	$8,779	(24,189)

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Net (loss) income attributable to Curbline Predecessor(A)	$(1,199)	$23,385	(24,584)
(A)
The decrease in net (loss) income attributable to Curbline Predecessor, as compared to the prior-year period, was primarily the result of transaction costs related to the spin-off, partially offset by the net impact of property acquisitions.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

Definition and Basis of Presentation

The Company believes that Funds from Operations (“FFO”) and Operating FFO (as defined below), both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs. FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs. The Company also believes that FFO and Operating FFO more appropriately measure the core operations of the Company and provide benchmarks to its peer group.

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of real estate property, which are presented net of taxes, if any, (ii) impairment charges on real estate property and (iii) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

The adjustment for these charges, income and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. Additionally, the Company provides no assurances that these charges, income and gains are non-recurring. These charges, income and gains could reasonably be expected to recur in future results of operations.

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part (i) as a disclosure to improve the understanding of the Company’s operating results among the investing public, (ii) as a measure of a real estate asset company’s performance, (iii) to influence acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

For the reasons described above, management believes that FFO and Operating FFO provide the Company and investors with an important indicator of the Company’s operating performance. They provide recognized measures of performance other than GAAP net income, which may include non-cash items. Other real estate companies may calculate FFO and Operating FFO in a different manner.

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its combined financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) have been provided below.

Reconciliation Presentation

A reconciliation of net (loss) income to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and gains adjusted in the calculation of Operating FFO are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Curbline Predecessor	$(15,410)	$8,779	$(1,199)	$23,385
Depreciation and amortization of real estate investment	11,108	7,989	29,719	23,183
Gain on disposition of real estate	—	(371)	—	(371)
FFO	(4,302)	16,397	28,520	46,197
Separation and other charges	186	104	304	368
Transaction and debt extinguishment costs	23,628	373	30,851	1,038
Operating FFO	$19,512	$16,874	$59,675	$47,603

The decrease in net (loss) income and FFO for the nine months ended September 30, 2024, as compared to the prior-year period, was primarily due to the increase in transactions costs due to the spin-off, partially offset by the net impact of property acquisitions. The increase in Operating FFO for the nine months ended September 30, 2024, as compared to the prior-year period, was primarily due to the net impact of property acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. Immediately following its separation from SITE Centers, the Company’s primary sources of capital consisted of approximately $800.0 million of cash on hand, a $400.0 million unsecured, undrawn line of credit and a $100.0 million unsecured, delayed draw term loan, along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business.

Debt outstanding was $25.8 million December 31, 2023. As of September 30, 2024, there was no indebtedness outstanding.

Revolving Credit Facility and Term Loan Facility

In connection with the separation, the Operating Partnership, as borrower, the Company, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and a delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The aggregate amount available under the Credit Facilities may be increased up to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions.

The Revolving Credit Facility matures in October 2028, subject to two six-month options to extend the maturity to October 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee will be based on the Company’s IG Rating. No amounts were drawn under the Revolving Credit Facility as of the spin-off date.

Loans under the Term Loan Facility may be drawn in whole or in part during the availability period, which terminates on April 1, 2025. Any loan under the Term Loan Facility drawn prior to such termination date will mature in October 2027, subject to two one-year options to extend its maturity to October 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The Term Loan Facility also provides for the payment of a ticking fee. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after the obtaining an IG Rating, the applicable margin will be based on the Company’s IG Rating. No loans were drawn under the Term Loan Facility as of the spin-off date.

The Credit Facilities contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Credit Facilities also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.

On October 24, 2024, the Company entered into a $100.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company's $100.0 million Term Loan Facility to 3.578%, from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility will be fixed at 4.978% based on the loan’s current applicable spread.

As part of its growth strategy, the Company may incur a substantial amount of debt to finance future acquisitions, including debt that refinances or replaces borrowings under the Revolving Credit Facility or the Term Loan Facility. While the Company believes it has several viable sources to obtain capital and fund its business, the sources of funds could be affected by various risks and uncertainties.

Dividend Distributions

The Company anticipates making distributions to holders of its common stock to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through a taxable REIT subsidiary of the Company). U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. To the extent that cash available for distribution is less than the Company’s REIT taxable income, the Company may make a portion of its distributions in the form of additional shares of common stock, and any such distribution of such common stock may be taxable as a dividend to stockholders.

Although the Company generally expects to declare and pay distributions on a quarterly basis, the Company’s Board of Directors (the “Curbline Properties Board”) will evaluate its distribution policy regularly in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities). The Curbline Properties Board may choose not to declare a distribution in 2024, unless necessary to satisfy certain requirements for the Company to be taxed as a REIT.

Any distributions the Company makes to its stockholders will be at the discretion of the Curbline Properties Board and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses and any other expenditures.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of combined statements of cash flow (in thousands):

	Nine Months
	Ended September 30,
	2024	2023
Cash flow provided by operating activities	$25,256	$48,975
Cash flow used for investing activities	(234,663)	(119,104)
Cash flow provided by financing activities	211,227	70,615

Changes in cash flows for the nine months ended September 30, 2024, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities decreased $23.7 million primarily due to higher transaction costs related to the spin-off and partially offset by the net impact of property acquisitions.

Investing Activities: Cash used for investing activities increased $115.6 million primarily due to the increase in real estate assets acquired.

Financing Activities: Cash provided by financing activities increased $140.6 million primarily due to the increase in transactions with SITE Centers of $170.7 million offset by an increase in the repayment of mortgage debt and loan costs of $30.1 million.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity and financial flexibility in order to pursue its stated business plan to acquire additional convenience properties and scale the Company's portfolio while managing its overall risk profile.

The Company was in a net cash position at the time of its separation from SITE Centers with approximately $800.0 million of cash on hand, a $400.0 million unsecured, undrawn line of credit and a $100.0 million unsecured, delayed draw term loan in place and no indebtedness. Cash flow from operations, as well as debt and equity financings, represent additional potential sources of proceeds to be used to execute on the Company’s business plan.

Acquisitions

Through September 30, 2024, the Company acquired the following convenience properties (in thousands of square feet and $):

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
February 2024	Grove at Harper's Preserve	Conroe, Texas	22	$10,650
March 2024	Shops at Gilbert Crossroads	Gilbert, Arizona	15	8,460
May 2024	Wilmette Center	Wilmette, Illinois	9	2,850
May 2024	Sunrise Plaza	Vero Beach, Florida	17	5,500
May 2024	Meadowmont Village	Chapel Hill, North Carolina	62	26,534
June 2024	Red Mountain Corner	Phoenix, Arizona	6	2,100
June 2024	Roswell Market Center	Roswell, Georgia	82	17,750
July 2024	Crocker Commons	Westlake, Ohio	29	18,500
July 2024	Maple Corner	Henderson, Tennessee	20	8,250
August 2024	Village Plaza	Houston, Texas	42	31,000
August 2024	Brookhaven Station	Atlanta, Georgia	45	30,200
September 2024	Loma Alta Station	Oceanside, California	35	12,350
September 2024	Nine Mile Corner	Erie, Colorado	18	10,880
September 2024	Crossroads Marketplace	Chino Hills, California	77	34,150
			479	$219,174

Subsequent to September 30, 2024 and through November 8, 2024, the Company acquired 12 properties aggregating approximately 204,000 square feet of GLA for an aggregate purchase price of $81.6 million.

Construction and Redevelopment Pipeline

The Company evaluates opportunities within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes projects to expand and re-tenant various properties. The Company generally expects to commence construction on projects only after substantial tenant leasing has occurred. At September 30, 2024, the Company had approximately $2.3 million in construction in progress in various active consolidated projects. Pursuant to the terms of the Separation and Distribution Agreement, SITE Centers is obligated to complete three redevelopment projects at properties owned by Curbline Properties, the costs of which were estimated to be $33.7 million at September 30, 2024.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.5 million related to the maintenance of its properties.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant space and executed new leases and renewals aggregating approximately 257,000 square feet of GLA for the nine months ended September 30, 2024. The Company believes the elevated levels of tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors along with limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s annualized combined revenues (Starbucks at 2.3% as of September 30, 2024). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and the Company believes remain well-capitalized. The majority of the tenants in the Company’s convenience properties provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance or on ancillary or other property income.

The Company believes that its property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent growth in rental income. At September 30, 2024, the convenience property portfolio leased and occupancy rates were 95.4% and 93.8%, respectively, and the portfolio ABR per square foot was $35.65, as compared to leased and occupancy rates of 96.3% and 93.6%, respectively, and ABR per square foot of $35.31 at September 30, 2023. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience properties together with high tenant retention rates, higher average base rents per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of average base rents over time. The Company generally does not expend a significant amount of capital on lease renewals which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the nine months ended September 30, 2024, was $1.62 per rentable square foot.

Inflation, higher interest rates and the pace of retail sales growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer spending patterns and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high-household-income communities in which the properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to transact and raise equity and debt financing. Although the Company had no indebtedness as of September 30, 2024, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s combined financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s combined financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see the section captioned “Risk Factors” included in the Information Statement.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•
The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and any economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;
•
The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in regional or national economic and market conditions;

•
The Company may fail to anticipate the effects on its properties of changes in consumer practices, retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;
•
The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other sectors, including those who utilize different methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants and could be adversely affected by the bankruptcy of those tenants;
•
The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all and other factors;
•
Real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local or global conditions, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;
•
Changes in interest rates could adversely affect the market price of the Company’s common stock, its ability to finance acquisitions and prices realized, as well as its performance, interest expense levels and cash flow;
•
Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;
•
Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common stock;
•
Inflationary pressures could result in reductions in tenant profitability, consumer discretionary spending and tenant demand to lease space. Inflation could also increase the costs incurred by the Company to operate its properties and finance its operations and could adversely impact the valuation of its properties, all of which could have an adverse effect on the market price of the Company’s common stock;
•
The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;
•
The Company must make distributions to stockholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;
•
The outcome of litigation, including litigation with tenants, may adversely affect the Company’s results of operations and financial condition;
•
Property damage, expenses related thereto, and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions or natural disasters in locations where the Company owns properties may adversely affect the Company’s results of operations and financial condition;
•
Sufficiency and timing of any insurance recovery payments related to damages and lost revenues from extreme weather conditions or natural disasters may adversely affect the Company’s results of operations and financial condition;
•
The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises;
•
The Company is subject to potential environmental liabilities;
•
The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company’s business due to stakeholders’, including regulators’, views regarding the Company’s sustainability initiatives, and the impact of factors outside of our control on such initiatives;

•
The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations;
•
Changes in accounting standards or other standards may adversely affect the Company’s business;
•
The Curbline Board, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions;
•
The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines or penalties;
•
A change in the Company’s relationship with SITE Centers;
•
The Company is subject to potential conflicts of interest with SITE Centers; and
•
Factors referenced in the Information Statement, including those set forth under the section captioned “Risk Factors.”

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s fixed-rate debt was repaid in May 2024. At December 31, 2023, the Company’s carrying value of the fixed-rate debt was $25.8 million and the fair value was $24.8 million. A 100 basis-point increase in interest rates was estimated to result in a decrease in the fair value of the debt to $24.6 million. The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of September 30, 2024, the Company had no other material exposure to market risk.

On October 24, 2024, the Company entered into a $100.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company's $100.0 million Term Loan Facility to 3.578%, from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility will be fixed at 4.978% based on the loan’s current applicable spread.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal proceedings or claims for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance, although they may be subject to deductibles or retentions. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Information Statement.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the spin-off, on September 30, 2024, the Company issued 104,860,222 shares of the Company’s common stock to SITE Centers, such that SITE Centers owned an aggregate of 104,860,322 shares of common stock.

On October 1, 2024, SITE Centers distributed shares of the Company’s common stock to the holders of SITE Centers common shares as of September 23, 2024, the record date, at a ratio of two shares of the Company’s common stock for every one SITE Centers common share, resulting in a distribution of an aggregate 104,860,322 shares of such common stock.

The issuance of common stock by the Company was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On November 13, 2024, the Company, Curbline TRS LLC, a subsidiary of the Company (“Curbline TRS”) and David R. Lukes, the Company’s President and Chief Executive Officer (“Executive”), entered into an amendment (the “Amendment”) to Mr. Lukes’ current employment agreement, dated as of September 1, 2024, with Curbline and Curbline TRS (the “Employment Agreement”).

The primary purpose of the Amendment is to provide Mr. Lukes with an annual opportunity to elect, no later than December 31 of each calendar year during the term of the Employment Agreement (or such earlier date determined by the Compensation Committee of the Company’s Board of Directors), to receive up to 100% of his annual cash incentive payout (if any) for the next calendar year in the form of a grant of time-based Company restricted stock (“Restricted Stock”) or Curbline Properties LP limited partnership units (“LTIP Units”). If Mr. Lukes elects Restricted Stock or LTIP Units for any portion of an annual cash incentive payout, the number of shares of Restricted Stock or LTIP Units will be equal to 1.2 times the portion of the annual cash incentive payout that is subject to the election, divided by the 10-day average closing price for Company common stock prior to the grant date. The grant will generally vest in equal installments on the first three anniversaries of the grant date, subject to the terms of the award agreement and the Employment Agreement, as amended.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of Curbline Properties Corp. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on September 30, 2024)

3.2	Bylaws of Curbline Properties Corp. (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on September 30, 2024)

10.1

Curbline Properties Corp. 2024 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on September 3, 2024 (the “Form 10”))[1]

10.2

Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC and David R. Lukes (incorporated herein by reference to Exhibit 10.9 to the Form10)[1]

10.3

Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC and Conor M. Fennerty (incorporated herein by reference to Exhibit 10.10 to the Form 10)[1]

10.4

Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC and John Cattonar (incorporated herein by reference to Exhibit 10.11 to the Form 10)[1]

10.5

Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC and Lesley H. Solomon (incorporated herein by reference to Exhibit 10.12 to the Form 10)[1]

10.6	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.7 to the Form 10)

10.7	Curbline Properties Corp. Elective Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Form 10)[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2,3]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2,3]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
2.
Submitted electronically herewith.
3.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (a) Curbline Properties Corp. (i) Balance Sheet as of September 30, 2024 (ii) Statement of Equity for the Period July 15, 2024 Through September 30, 2024 and (iii) Notes to Financial Statements and (b) Curbline Properties Corp. Predecessor (i) Combined Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Combined Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) Combined Statements of Equity for the Three and Nine Months Ended

September 30, 2024 and 2023 , (iv) Combined Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 and (v) Notes to Combined Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 13, 2024