Form 10-K
period 2024-12-31
Curbline Properties Corp.
filed 2025-02-21
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-42265

Curbline Properties Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	93-4224532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

320 Park Avenue, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 755-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CURB	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☑	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not traded on any national securities exchange or in the over-the-counter market, and was not held by any non-affiliates. The registrant’s common stock began trading publicly in regular way on the New York Stock Exchange on October 1, 2024 under the symbol “CURB.”

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

105,043,781 shares of common stock outstanding as of February 14, 2025

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Annual Report on Form 10-K of Curbline Properties Corp. (the “Company” or “Curbline”, “we” or “us”) includes the financial statements of the Company, as of December 31, 2024 and December 31, 2023. The financial statements prior to the Spin-Off Date (as defined below), do not represent the financial statements of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers Corp.’s (“SITE Centers”) consolidated financial statements.

On October 1, 2024, SITE Centers completed the spin-off of Curbline, pursuant to which SITE Centers contributed 79 convenience properties to the Company. The spin-off was effected pursuant to the Separation and Distribution Agreement, dated as of October 1, 2024, among the Company, Curbline Properties LP, a subsidiary of Curbline Properties, and SITE Centers, as further described in the Information Statement (as defined below).

The spin-off is more fully described in the information statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10 (File No. 001-42265) filed with the Securities and Exchange Commission on September 3, 2024 (the “Information Statement”). The spin-off became effective at 12:01 a.m., Eastern Time, on October 1, 2024 (the “Spin-Off Date”).

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

This Annual Report on Form 10-K presents our financial information for the fiscal year ended December 31, 2024, which includes the period from January 1, 2024 to September 30, 2024, which is prior to the spin-off. Therefore, the discussion of the Company’s results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the financial statements prior to the Spin-Off Date are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the spin-off. For more information regarding the risks related to our business, refer to the section captioned “Risk Factors”.

FORWARD LOOKING-STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, the Company can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

Risks Related to the Company’s Business, Properties and Strategies

•
The Company was recently organized and is employing a business model with a limited track record, and it may not be able to operate its business successfully or execute its business plan.
•
The historical combined financial information is not necessarily indicative of the Company’s future financial condition, results of operations or cash flows nor do they reflect what the Company’s financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.
•
The economic performance and value of the Company’s properties depend on many factors, including broad economic and local conditions, each of which could have an adverse impact on the Company’s results of operations and cash flows.
•
The Company’s dependence on rental income may adversely affect the Company’s results of operations in the event of significant occupancy loss.
•
Inflation could adversely impact the Company’s real estate operations due to increases in construction costs or operating expenses in excess of rental income.
•
The Company’s expenses may remain constant or increase even if income from the Company’s properties decreases.
•
The Company’s acquisition activities may not produce the cash flows that it expects and may be limited by competitive pressures or other factors.
•
The Company may be unable to manage its growth effectively and be unable to capture the efficiencies of scale that it expects from expansion.
•
The Company may not be able to obtain additional capital to make investments or finance its operations.
•
Real estate investments are illiquid; therefore, the Company may not be able to dispose of properties when desired or on favorable terms.
•
The Company’s real estate investments may contain environmental risks that could adversely affect its results of operations.
•
Changes in consumer trends, distribution channels and suburban populations may negatively affect revenues.
•
Expectations relating to sustainability considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.
•
The Company may be adversely affected by laws, regulations or other issues related to climate change.
•
The Company’s properties could be subject to climate change, damage from natural disasters, public health crises and weather-related factors; an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties.
•
Crime or civil unrest may affect the markets in which the Company operates its business and its profitability.
•
The Company’s real estate assets may be subject to impairment charges.
•
A disruption, failure or breach of the networks or systems on which the Company relies, including as a result of cyber-attacks, could harm its business.

Risks Relating to the Company’s Relationship with SITE Centers

•
The Company may have conflicts of interest with SITE Centers.The agreements with SITE Centers were not negotiated on an arm’s-length basis and may not be on the same terms as if they had been negotiated with an unaffiliated third party.
•
It is possible that the Company may not obtain a fair market value tax basis in the Company’s assets as a result of the distribution.

•
The Company may not achieve some or all of the expected benefits of the separation from SITE Centers, and the separation may have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to the Company’s Taxation as a REIT

•
If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability, which may have a significant adverse consequence to the value of the Company’s stock.
•
If certain subsidiaries fail to qualify as partnerships or disregarded entities for U.S. federal income tax purposes, the Company may not qualify as a REIT.
•
Compliance with REIT requirements may negatively affect the Company’s operating decisions.
•
The Company may be forced to sell its securities or borrow funds to maintain its REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect the Company.
•
Dividends paid by REITs generally do not qualify for reduced tax rates.
•
Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of the Company’s common stock if the Company does not qualify as a “domestically controlled” REIT.
•
Legislative or other actions affecting REITs could have a negative effect on the Company or its stockholders.
•
If SITE Centers fails to qualify as a REIT for 2024, the Company may not be eligible to elect to be taxed as a REIT.

Risks Related to Company’s Ownership of Interests in the Operating Partnership

•
Certain Operating Partnership assets may have book-tax differences, which may cause the Company to recognize taxable income in excess of cash proceeds and affect the Company’s ability to comply with REIT distribution requirements.
•
The Company will be liable for any under-withholdings with respect to any non-U.S. limited partner’s share of Operating Partnership income.
•
The Operating Partnership and any subsidiary partnerships may be subject to a U.S. federal income tax audit and the Company may be required to bear the economic cost of its attributable share of taxes.

Risk Related to the Company’s Organization, Structure and Ownership

•
Provisions in the Charter and Bylaws could have the effect of delaying, deferring or preventing a change in control, even if that change may be considered beneficial by some of the Company’s stockholders.
•
The Company’s authorized but unissued common and preferred stock may prevent a change in the Company’s control.
•
The Company has significant stockholders who may exert influence on the Company as a result of their considerable beneficial ownership of the Company’s common stock, and their interests may differ from the interests of the other stockholders.
•
The Company’s Board of Directors may change significant corporate policies without stockholder approval.
•
Maryland law may limit the ability of a third party to acquire control of the Company.
•
Conflicts of interest may exist or could arise in the future with the Operating Partnership and its limited partners, which may impede business decisions that could benefit stockholders.
•
Curbline Properties Corp. is a holding company with no direct operations and expects to rely on distributions received from the Operating Partnership to make distributions to stockholders.

Risks Related to the Company’s Common Stock

•
Changes in market conditions could adversely affect the market price of the Company’s publicly traded securities.
•
The Company has not established a minimum distribution payment level, and it cannot assure you of its ability to make distributions in the future.
•
Shares eligible for future sale may have adverse effects on the Company’s stock price.
•
Offerings of debt or equity securities, which would rank senior to the Company’s common stock, may adversely affect the market price for the Company’s common stock.
•
The Company is an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies make its securities less attractive to investors.
•
The Company’s ability to make distributions is limited by the requirements of Maryland law.
•
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard setting bodies may adversely affect the Company’s business.

General Risks Relating to Investments in the Company’s Securities

•
As a public company, the Company is subject to regulatory and reporting requirements that will increase legal, accounting and financial compliance costs.
•
The Company may be unable to retain and attract key management personnel.
•
The Company may be subject to litigation that could adversely affect its results of operations.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS

Overview

Curbline Properties Corp., a Maryland corporation (the “Company” or “Curbline”), is engaged in the business of owning, managing, leasing and acquiring a portfolio of convenience shopping centers. All of Curbline’s properties are located in the United States and are geographically diversified, principally across the Southeast, Mid-Atlantic, Southwest and Mountain regions, along with Texas. At December 31, 2024, the aggregate occupancy of the Company’s portfolio of 97 properties, which aggregated 3.1 million square feet of gross leasable area (“GLA”), was 93.9% occupied and the average annualized base rent (“ABR”) per occupied square foot was $35.62. The primary source of the Company’s income is generated from the rental of the Company’s convenience shopping centers to tenants.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of Curbline properties having at least one drive-thru unit as of December 31, 2024. The properties generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and the depth of leasing prospects that can utilize existing square footage generally reduce operating capital expenditures relative to other retail real estate formats and provide significant tenant diversification. As of December 31, 2024, the median GLA of a property in the Curbline portfolio was approximately 20,000 square feet with 93% of base rent generated by units less than 10,000 square feet.

On October 1, 2024, SITE Centers completed the spin-off of Curbline, pursuant to which SITE Centers contributed 79 convenience shopping centers to the Company as well as transferred to Curbline certain other assets, liabilities and obligations and effected a pro rata special distribution of shares of Curbline common stock to SITE Centers common shareholders (the “Spin-Off”). The Spin-Off was effected pursuant to the Separation and Distribution Agreement (the “Separation and Distribution Agreement”), dated as of October 1, 2024, among the Company, the Operating Partnership (as defined below) and SITE Centers, as further described in the Information Statement. On the Spin Off Date, each holder of SITE Centers common shares as of the record date for the distribution received two shares of Curbline common stock for every one SITE Centers common share held. The Company’s common stock trades on the New York Stock Exchange under the symbol “CURB”.

The Spin-Off is more fully described in the Information Statement. In connection with the Spin-Off, the Company, the Operating Partnership and SITE Centers also entered into a Shared Services Agreement, a Tax Matters Agreement, and Employee Matters Agreement, each as described in further detail in the Information Statement and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Spin-Off became effective at 12:01 a.m., Eastern Time, on October 1, 2024.

Curbline was in a net cash position at the time of the Spin-Off, with $800.0 million of cash on hand, no indebtedness, and a $400.0 million unsecured, undrawn line of credit and a $100.0 million delayed draw term loan facility. At December 31, 2024, the Company remained in a net cash position with $626.4 million of cash on hand, no indebtedness and full availability under its credit agreement. Therefore, the Company is expected to have significant access to sources of debt capital in order to fund significant asset growth.

The Company plans to elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and intends to maintain its status as a REIT in future periods. The Company operates through an umbrella partnership, commonly referred to as an “UPREIT” structure, in which substantially all of the Company’s properties and assets are held through a subsidiary, Curbline Properties LP, a Delaware limited partnership (the “Operating Partnership”). As the sole general partner of the Operating Partnership, the Company has exclusive control of the Operating Partnership’s day-to-day management. The Company is not expected to conduct any material business itself, other than acting as the sole general partner of the Operating Partnership, guaranteeing certain debt of the Operating Partnership and issuing equity from time to time.

Strategy

The Company is the first and only publicly traded company that is focused exclusively on convenience shopping centers, which have historically been owned and managed by private and individual investors in local markets or as part of larger, more diversified real estate portfolios. As of December 31, 2023, there were over 68,000 convenience properties in the United States (950 million square feet of GLA). This highly fragmented but liquid market, along with the Company’s net cash and liquidity position, provides a substantial addressable opportunity for Curbline to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $115,000 as compared to the national average of median household income of $80,610.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of primarily service and restaurant businesses, including quick-service restaurants, healthcare and wellness, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 54% of the ABR under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Company’s Board of Directors (the “Board of Directors” or the “Curbline Board”). The Board of Directors may amend or revise the Company’s policies from time to time without a vote of the Company’s stockholders.

Recent Developments

From January 1, 2025 through February 21, 2025, the Company acquired two convenience shopping centers for an aggregate purchase price of $7.7 million.

Tenants and Competition

The positioning of the Company’s convenience shopping centers, their location in affluent sub-markets, and their standardized unit sizes attract a diversified group of primarily national, high credit quality tenants operating across a wide range of primarily service and restaurant businesses. As of December 31, 2024, national tenants accounted for over 71% of the portfolio’s total ABR, public company tenants comprised over 32% of the portfolio’s total ABR and only one tenant represented more than 2% of the portfolio’s total ABR. The Company believes its diversification of primarily national tenants along with the depth of leasing prospects for its homogenous store unit sizes mitigates credit risk and will allow it to maintain elevated leased rates across the portfolio. As of December 31, 2024, the portfolio’s largest tenants included Starbucks (2.4% of ABR), Darden (1.5% of ABR), JPMorgan Chase (1.3% of ABR), Verizon (1.2% of ABR) and Total Wine & More (1.2% of ABR) and the portfolio’s top ten tenants comprised less than 13% of total ABR.

Numerous real estate companies and developers, private and public, compete with the Company in leasing space in convenience shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rates, property location, availability of space, management services and property condition.

For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals.”

Qualification as a Real Estate Investment Trust

As of December 31, 2024, the Company believes it met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) and plans to elect to be taxed as a REIT with the filing of its federal income tax return for 2024. As a result, the Company, with the exception of its taxable REIT subsidiaries (“TRSs”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Human Capital Management

As of December 31, 2024, the Company’s workforce was composed of 37 full-time employees. Of the Company’s employees, 32% of employees were assigned to work in New York, NY, and 27% of employees were assigned to work in Beachwood, OH, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company or with SITE Centers, with approximately 62% of the Company’s employees having been with the Company or SITE Centers for over 5 years and 35% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, with a broad focus on wellness and flexible work arrangements designed to allow employees to meet personal and family needs. The Company currently utilizes a hybrid work schedule that provides employees the opportunity to work remotely on a limited basis while continuing to cultivate in-office relationships and learning, which are key elements to the Company’s culture. The Company also takes steps to measure and improve upon its level of employee engagement and to create a diverse and inclusive workplace. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. The Company annually requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting, finance and capital markets and asset management departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 14, 2025:

David R. Lukes, age 55, has served as President and Chief Executive Officer of Curbline since November 2023 and has been a member of Curbline’s Board of Directors since July 2024. Mr. Lukes has served as president and chief executive officer of SITE Centers and has been a member of SITE Centers’ board of directors since March 2017. Prior to joining SITE Centers, Mr. Lukes served as chief executive officer of Equity One, Inc., an owner, developer and operator of shopping centers, from 2014 until 2017. Mr. Lukes previously served as president and chief executive officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 to 2014 and as president and chief executive officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 to 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its chief operating officer from 2008 to 2010. Mr. Lukes has also served as the president, chief executive officer and a director of Retail Value Inc. (“RVI”), since April 2018 and as an independent director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki stock exchange, since 2017. Mr. Lukes also serves as a member of the advisory board of governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in Real Estate Development from Columbia University.

Conor M. Fennerty, age 39, has served as Executive Vice President, Chief Financial Officer and Treasurer of Curbline since November 2023. Mr. Fennerty previously served as executive vice president, chief financial officer and treasurer of SITE Centers from November 2019 until the Spin-Off Date. From 2017 to 2019, Mr. Fennerty served as SITE Centers’ senior vice president of capital markets. Mr. Fennerty also previously served as executive vice president of RVI from 2020, and as a director of RVI from 2022, in each case until the Spin-Off Date. Prior to joining SITE Centers, Mr. Fennerty served as a vice president and senior analyst at BlackRock, Inc., a global funds manager, from 2014 to 2017, an analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from 2012 to 2014, and prior to that, a member of the global investment research division of Goldman Sachs from 2010 to 2012. Mr. Fennerty earned a Bachelor of Science in Business Administration with a major in finance from Georgetown University.

John M. Cattonar, age 43, has served as Executive Vice President and Chief Investment Officer of Curbline since November 2023. Mr. Cattonar has served as executive vice president and chief investment officer of SITE Centers since May 2021 and was appointed to the board of directors of SITE Centers in September 2024. Previously, Mr. Cattonar served as senior vice president of investments of SITE Centers from 2017 to 2021. Prior to joining Curbline, Mr. Cattonar served as vice president of asset management for Equity One from 2015 to 2017 and at Sears Holding Corporation affiliate Seritage Realty Trust from 2012 to 2015. Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Lesley H. Solomon, age 53, has served as Executive Vice President, General Counsel and Secretary of Curbline since April 2024. She also previously served as the senior vice president and deputy general counsel of SITE Centers from April 2024 to September 2024. Previously, Ms. Solomon served as general counsel and secretary for CatchMark Timber Trust, Inc., a REIT focused on timberland investment, from 2018 to 2022. From 2006 to 2018, Ms. Solomon was a partner at Alston & Bird LLP where she focused on mergers and acquisitions, equity and debt financings, and compliance with obligations under the Exchange Act and the listing standards of NYSE and Nasdaq. Ms. Solomon earned a Juris Doctor from Georgetown University and a Bachelor of Arts in Comparative Area Studies and History from Duke University.

Corporate Information

The Company is a Maryland corporation incorporated in 2023. The Company’s executive offices are located at 320 Park Ave, New York, New York 10022, and its telephone number is (216) 755-5500. The Company’s website is www.curbline.com. The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, investor presentations and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

Item 1A. RISK FACTORS

Below are some of the risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our financial condition, business, operating results and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to the Company’s Business, Properties and Strategies

The Company was recently organized and is employing a business model with a limited track record, and it may not be able to operate its business successfully or execute its business plan.

The Company was organized in 2023 and has a very limited operating history. Furthermore, the Company is the first publicly traded REIT focused exclusively on the convenience real estate sector. Convenience real estate sector assets have historically been owned and managed by private and individual investors in local markets or as part of larger, more diversified real estate portfolios. The Company’s business strategy involves operating as a pure-play convenience retail REIT that exclusively owns and manages these types of properties. No publicly traded peer REITs exist. Therefore, there are limited long-term track records available that might assist it in predicting whether its business model and investment strategy can be scaled and sustained over an extended period of time. The Company cannot assure you that it will be able to operate its business successfully or implement its business strategy as described in this Annual Report on Form 10-K. If the Company encounters unanticipated problems as it continues to refine its business model or is unable to scale or operate its business successfully, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows and adversely affect the price of the Company’s common stock, and you could lose all or a portion of the value of your ownership in its common stock.

It may also be difficult for you to evaluate the Company’s potential future performance without the benefit of established long-term track records from companies implementing a similar business model. As a result, ownership of the Company’s common stock may entail more risk than an investment in the common stock of a more conventional real estate company or one with a substantial operating history.

The historical combined financial information is not necessarily indicative of the Company’s future financial condition, results of operations or cash flows nor does it reflect what the Company’s financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.

The historical results of operations and liquidity and capital resources of Curbline prior to the Spin-Off, which occurred on October 1, 2024, do not represent the historical results of operations and liquidity and capital resources of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements and presented on a combined basis. The historical combined financial information included in this Annual Report on Form 10-K does not reflect what the Company’s financial condition, results of operations or cash flows would have been as an independent public company during the periods presented and is not necessarily indicative of the Company’s future financial condition, future results of operations or future cash flows. This is primarily a result of the following factors:

•
the historical combined financial results reflect allocations of expenses for services historically provided by SITE Centers, and may not fully reflect the increased costs associated with being an independent public company, including significant changes that have occurred and will occur in the Company’s cost structure, management and business operations as a result of the separation from SITE Centers;
•
the working capital requirements and capital expenditures historically have been satisfied as part of SITE Centers’ corporate-wide capital access, capital allocation and cash management programs; and
•
the Company’s capital structure may be significantly different from that reflected in the historical combined financial statements.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and corresponding notes included elsewhere in this Annual Report on Form 10-K.

The economic performance and value of the Company’s convenience properties depend on many factors, including the economic climate and local conditions, each of which could have an adverse impact on the Company’s results of operations and cash flows.

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•
changes in the local, regional, national and international economic climate, including those resulting from the imposition of U.S. tariffs and reciprocal tariffs on U.S. goods;
•
local conditions, such as an excess amount of space or a reduction in demand for real estate in the area and population, demographic and employment trends;
•
the attractiveness of the properties to tenants;
•
the Company’s ability to provide adequate management services and to maintain its properties; and
•
the expense of renovating, repairing and re-letting spaces.

Because of the nature of the Company’s business and property format, the Company’s performance is also linked to general economic conditions in the retail industry, including conditions that affect consumers’ spending behaviors and disposable income. To the extent that any of these conditions occur, they may affect market rents for convenience space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.

In addition, the Company’s properties compete with numerous other shopping and commercial venues in attracting and retaining retailers. As of December 31, 2024, leases at the Company’s properties were scheduled to expire on a total of approximately 6.7% of leased GLA during 2025. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms. In these situations, the Company’s financial condition, results of operations and cash flows could be adversely impacted.

The Company’s dependence on rental income may adversely affect the Company’s results of operations in the event of significant occupancy loss.

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on the ability of its tenants to pay timely the full amount of rent due under their leases. The Company’s income would be negatively affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, a significant number of its tenants, or in the event that such tenants decline to extend or renew leases upon expiration. In the event the Company is able to re-lease spaces vacated by bankrupt, distressed or non-renewing tenants, the downtime and capital expenditures required in the re-leasing process may adversely affect the Company’s results of operations.

Inflation could adversely impact the Company’s real estate operations due to increases in construction costs or operating expenses in excess of rental income.

Inflationary pressures pose risks to the Company’s business, tenants and the U.S. economy. Inflation could cause construction costs, maintenance costs, operating and general and administrative expenses and interest expense to rise. The Company may incur construction costs for a project that exceed its original estimates due to high interest rates, increased materials, labor, leasing or other costs, labor shortages, material shortages or supply chain delays, or unanticipated technical difficulties, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs.

Inflationary pressures and rising interest rates could also result in reductions in retail-sector profitability and consumer discretionary spending, which could impact tenant demand for new and existing locations and the Company’s ability to maintain and grow rents. Increasing interest rates or capital availability constraints may also adversely impact the transaction market, including the availability of acquisition financing, asset values and the Company’s ability to buy properties. A sustained or further increase in inflation could have a negative impact on variable-rate debt that the Company may incur in the future. Any of the foregoing risks could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s expenses may remain constant or increase even if income from the Company’s properties decreases.

Costs associated with the Company’s business, such as utilities, insurance and real estate taxes, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause the Company’s revenues to decrease. Although most of the Company’s leases require tenants to pay their share of property operating expenses, some tenants may be unable to absorb large expense increases and such increased expenses may limit tenants’ ability to pay higher base rents upon renewal, or renew leases at all. Other aspects of the Company’s operating costs may also increase for reasons beyond the Company’s control, including insurance and real estate taxes. If the Company is unable to lower its operating costs when property-level revenues decline and/or is unable to pass along cost increases to tenants, the Company’s results of operations and cash flows could be adversely impacted.

The Company’s acquisition activities may not produce the cash flows that it expects and may be limited by competitive pressures or other factors.

Growth through convenience property acquisitions is a primary element of the Company’s strategy. Acquisitions of commercial properties entail risks such as the following:

•
the Company may not have sufficient operational capacity to scale its business at a rapid enough pace, including by failing to achieve desired volume targets for property acquisitions;
•
the Company may incur significant costs in connection with evaluating and negotiating potential acquisitions that the Company subsequently abandons or is otherwise unable to complete, including due to unexpected discoveries in due diligence investigations or insufficient available resources;
•
the Company may be unable to identify, or may have difficulty identifying, acquisition opportunities that fit its investment strategy and cost of capital;
•
the Company’s estimates on expected occupancy and rental rates may differ from actual conditions;
•
the Company’s estimates of the costs of any capital needs of acquired properties may prove to be inaccurate;
•
the Company may be unable to operate successfully in new markets where acquired properties are located due to a lack of market knowledge or understanding of local economies;
•
the properties may become subject to environmental liabilities that the Company was unaware of at the time the Company acquired the property; or
•
the Company may be unable to successfully integrate new properties into its existing operations.

In addition, the Company may face challenges in acquiring suitable convenience properties in the future due to competition for such properties. Competition from an increased number of investors may also adversely impact the Company’s financial returns by making it more expensive to acquire convenience real estate assets. If the Company is not able to execute its acquisition strategy, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows and adversely affect the price of the Company’s common stock.

The Company may be unable to manage its growth effectively and be unable to capture the efficiencies of scale that it expects from expansion.

Significant rapid growth could strain the Company’s internal resources, including its personnel, management systems and infrastructure. The Company’s ability to manage future growth effectively will also require the Company to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve its operational, financial, and management controls and procedures.

If the Company is unable to successfully manage the potential difficulties associated with growth for these or any other reasons, the Company may not be able to capture the efficiencies of scale that it expects from expansion, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows and adversely affect the price of the Company’s common stock.

The Company may not be able to obtain additional capital to make investments or finance its operations.

The Company did not have any debt as of December 31, 2024 and had approximately $626 million of cash on hand, $400 million of immediate liquidity from an unsecured, undrawn line of credit and a $100 million unsecured, delayed draw term loan. As part of its growth strategy, the Company may incur a substantial amount of debt to finance future acquisitions, including debt that refinances or replaces borrowings under the line of credit or term loan facility.

Incurring debt or other obligations, such as preferred equity, including any refinancing or replacement thereof, could have important consequences for the Company, including (i) decreasing the Company’s overall profitability, (ii) increasing the Company’s vulnerability to adverse economic or industry conditions, (iii) limiting the Company’s ability to obtain additional financing on acceptable terms, or at all, to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited, (iv) subjecting the Company to financial and other restrictive covenants, which could limit its operating flexibility and performance, (v) requiring a substantial portion of the Company’s cash flows from operations for the payment of interest on debt and reducing the Company’s ability to use its cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements, and to make distributions and (vi) placing the Company at a competitive disadvantage to less leveraged competitors.

In addition, to qualify as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding any net capital gains) to its stockholders each year. Because of these distribution requirements, the Company may require third-party sources of capital, including secured debt and common and preferred equity financings, to fund capital needs and expenses. Economic conditions and conditions in the capital markets may not be favorable at the time the Company needs to raise capital, which may cause the Company to seek alternative sources of potentially less attractive financing and may require it to adjust its business plan accordingly. Disruptions in the financial markets may also have a material adverse effect on the market value of the Company’s common stock and other adverse effects on the Company.

Real estate investments are illiquid; therefore, the Company may not be able to dispose of properties when desired or on favorable terms.

Real estate investments generally cannot be disposed of quickly. In addition, the Code imposes restrictions, which are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties. Therefore, the Company may not be able to diversify or alter its portfolio in response to economic conditions or trends in the convenience real estate sector or consumer behavior promptly or on favorable terms. The Company’s inability to quickly respond to such changes or dispose of properties could adversely affect the value of the Company’s portfolio.

The Company’s real estate investments may contain environmental risks that could adversely affect its results of operations.

The acquisition and ownership of properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s financial condition, results of operations, cash flow and its ability to make distributions to stockholders.

Changes in consumer trends, distribution channels and suburban populations may negatively affect revenues.

The Company’s properties are primarily convenience-driven shopping centers generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, and the Company’s tenants are largely dependent on the volume of customer traffic around and within their locations to generate revenue. Therefore, demand for space may be adversely affected by changing consumer trends, changes in shopping or alternative shopping methods and service locations, and overall changes in suburban population or other demographic factors and trends. Decreases in the number of daily convenience trips to the Company’s properties for any of the foregoing reasons could have a material adverse effect on the Company’s financial condition and results of operations.

Expectations relating to sustainability considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

There are certain governments, regulators, investors, employees, tenants, customers and other stakeholders that are focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company anticipates that it may make statements about its sustainability initiatives through information provided on its website, press releases and other communications. Disclosures regarding sustainability considerations and the implementation of related initiatives involve risks and uncertainties. Some stakeholders may disagree with the Company’s initiatives and stakeholders’ views related to sustainability may change and evolve over time. Reporting certain environmental metrics also involves the use of estimates and assumptions and reliance on third-party information that cannot be independently verified by the Company if it is available at all. The Company expects that it may incur additional costs and devote additional resources to implement sustainability initiatives and comply with increasing environmental disclosure obligations, including disclosures relating to the impact of climate change on the Company’s business. Any failure, or perceived failure, by the Company to further its initiatives, adhere to its public statements, accurately report sustainability metrics and progress, comply with federal or state laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and/or materially adversely affect the Company’s business, reputation, financial condition, results of operations and stock price.

The Company may be adversely impacted by laws, regulations or other issues related to climate change.

The Company may become subject to laws or regulations related to climate change, which could cause its business, financial condition and results of operations to be impacted adversely. The federal government and some states and localities have enacted certain climate change laws and regulations and have begun regulating carbon footprints, the use of carbon credits and greenhouse gas emissions. Although these laws and regulations have not had any known material impact on the Company’s business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. The Company cannot predict how future laws and regulations related to climate change will affect the Company’s business, results of operations and financial condition.

The Company’s properties could be subject to climate change, damage from natural disasters, public health crises and weather-related factors; an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties.

Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, a number of the Company’s properties are located in regions or states that have exposure or the potential for exposure to natural disasters. Such properties could therefore be affected by hurricanes, tornados, tropical storms, earthquakes, mudslides and wildfires. The potential impacts of climate change on the Company’s operations are highly uncertain but could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. More generally, a public health crisis or other catastrophic event could adversely affect economies, financial markets and consumer behaviors and lead to an economic downturn, which could harm the Company’s business, financial condition and results of operations.

The potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.

Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s financial condition and results of operations, as well as its ability to make distributions to stockholders.

Crime or civil unrest may affect the markets in which the Company operates its business and its profitability.

While the Company’s properties are generally located in suburban areas, they are generally located near major metropolitan areas or other areas that are susceptible to property and violent crime, including mass shootings. Increased incidence of property crime, such as shoplifting or damage caused by civil unrest, could reduce tenant profitability or demand for space and, as a result, decrease the rents the Company is able to collect from affected properties. Furthermore, any kind of violent criminal acts or civil unrest could alter shopping habits or otherwise deter customers from visiting the Company’s convenience properties. The Company may also incur increased expenses as a result of its efforts to provide enhanced security measures at its properties to contend with criminal or other threats. Any of the foregoing circumstances could have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

The Company’s real estate assets may be subject to impairment charges.

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

A disruption, failure or breach of the networks or systems on which the Company relies, including as a result of cyber-attacks, could harm its business.

The Company relies extensively on computer systems to manage its business. The Company primarily depends on third parties, including SITE Centers pursuant to the Shared Services Agreement entered into between the Company, the Operating Partnership and SITE Centers (the “Shared Services Agreement”), to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications, financial reporting and certain finance functions. SITE Centers regularly reviews its information technology systems and engages with third-party providers to upgrade and stay current on system updates, including operating system updates, security-related patching, and ongoing systems maintenance. Consistent with this effort, SITE Centers is in the process of transitioning from its existing financial system to a new software-as-a-service solution focused on improving functionality, increasing the longevity of the system, safeguarding the confidentiality and integrity of our data, and maintaining the availability of the financial system. As with all system upgrades there is level of risk that is considered, and steps taken to reduce the operational impacts following the implementation of the system. If there are issues with the system implementation, it could negatively impact our financial data and may result in inaccurate financials or delays in our periodic reports with the SEC. The current and future systems provided by SITE Centers and third-party providers are also subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks. Although such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently, including as a result of emerging technologies such as artificial intelligence and machine learning, and there is no guarantee that the efforts to prevent unauthorized access will be successful. In addition, cybersecurity threat actors are increasingly sophisticated and are targeting employees, contractors, service providers and third-parties through various techniques that involve social engineering and/or misrepresentation. Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the SITE Centers maintains insurance for which the Company is an additional insured, the coverage may not sufficiently cover all types of losses, claims or fines that may arise. For additional information see Item 1C. “Cybersecurity— Information Technology and Cybersecurity” in Part I of this Annual Report on Form 10-K.

Risks Related to the Company’s Relationship with SITE Centers

The Company may have conflicts of interest with SITE Centers.

The Company is subject to conflicts of interest arising out of its relationship with SITE Centers. Conflicts with the Company’s business and interests may arise from involvement in activities related to the allocation of SITE Centers and the Company’s management time and services between the Company and SITE Centers. For example, David Lukes serves as a director and Chief Executive Officer of both SITE Centers and the Company, and John Cattonar serves as Chief Investment Officer for both SITE Centers and the Company and as a director of SITE Centers, which could cause them to devote less time and attention to the Company’s business than they would if they only served in their positions for the Company. Members of management may become subject to certain financial conflicts of interest, including conflicts of interest associated with their incentive compensation from the Company and/or SITE Centers. Furthermore, members of the Curbline Board and the Company’s management may continue to own shares of SITE Centers, which could create, or appear to create, potential conflicts of interest if the Company’s directors and executive officers are faced with decisions that could have different implications for SITE Centers and the Company.

In addition, the Company’s agreements with SITE Centers could also lead to, or appear to cause, conflicts of interest. For example, pursuant to the Shared Services Agreement, the Operating Partnership or its affiliates provide SITE Centers (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to SITE Centers, including supervising various business functions of SITE Centers necessary for the day-to-day management operations of SITE Centers and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to SITE Centers, and SITE Centers provides the Operating Partnership the services of its employees and the use or benefit of SITE Centers’ assets, offices and other resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership or its affiliates in a manner as would be established and operated for a REIT similarly situated to the Company. Under the Shared Services Agreement, the personnel providing services to the Operating Partnership are employees of SITE Centers, and the personnel providing leadership and management services to SITE Centers are employees of the Company, the Operating Partnership or one of their affiliates. As such, conflicts of interest may arise in connection with the performance of the services provided by the Operating Partnership or SITE Centers and the allocation of priority to providing such services. Conflicts of interest could likewise arise in connection with the resolution of any dispute among SITE Centers, the Company and the Operating Partnership regarding the terms of the agreements governing the separation, including expense and revenue allocation determinations among SITE Centers, the Company and the Operating Partnership. Conflicts of interest may also arise from the lease of vacant space or renewal of existing leases at the Company’s properties, which may be located near and compete with properties owned or managed by affiliates of SITE Centers.

The agreements with SITE Centers were not negotiated at an arm’s-length basis and may not be on the same terms as if they had been negotiated with an unaffiliated third party.

The Separation and Distribution Agreement, the Tax Matters Agreement entered into between the Company, the Operating Partnership and SITE Centers (the “Tax Matters Agreement”), the Employee Matters Agreement entered into between the Company, the Operating Partnership and SITE Centers (the “Employee Matters Agreement”), the Shared Services Agreement and other agreements governing ongoing relationships have been negotiated between related parties and the terms, including fees and other amounts payable, may not be on the same terms as if they had been negotiated at arm’s length with an unaffiliated third party.

For example, the allocation of assets, liabilities, expenses, rights, durations, indemnification and other obligations among SITE Centers, the Company and the Operating Partnership under these agreements may have been different if agreed to by unaffiliated parties. It is unlikely that an unaffiliated third party would be willing or able to perform certain of these agreements or provide similar services to the Company on the same terms or at all.

It is possible that the Company may not obtain a fair market value tax basis in the Company’s assets as a result of the distribution.

The distribution was structured, and SITE Centers and the Company intend to treat it for U.S. federal income tax purposes as, a taxable distribution of shares in the Company to SITE Centers’ common shareholders. SITE Centers and the Company intend (and are generally obligated pursuant to the Tax Matters Agreement) to take the position for tax purposes that such shares were distributed to such shareholders at the close of business on the day of the distribution, and that immediately prior to such distribution, the Company shall be treated as acquiring all of its assets (and assuming all of its liabilities) from SITE Centers in exchange for the Company’s stock. It is possible, however, that the Internal Revenue Service (“IRS”) may conclude that the tax basis of the Company’s assets equals their historic tax basis.

The Company may not achieve some or all of the expected benefits of the separation from SITE Centers, and the separation may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed due to a variety of circumstances, not all of which may be under the Company’s control. These circumstances include, among others: (i) disruption of the Company’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, which could adversely affect its ability to maintain relationships with tenants and (ii) increased susceptibility to market fluctuations and other adverse events following the separation. Failure to achieve some or all of the benefits expected to result from the separation, or a delay in realizing such benefits, may have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to the Company’s Taxation as a REIT

If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability, which may have a significant adverse consequence to the value of the Company’s stock.

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, the following will result:

•
the Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its stockholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;
•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its results of operations; and
•
unless the Company were entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for debt service obligations and distribution to its stockholders, therefore, would be reduced for each of the years in which the Company does not qualify as a REIT.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that directly or indirectly reduce its cash flow. The Company’s TRSs are subject to taxation, and any changes in the laws affecting the Company’s TRSs may increase the Company’s tax expenses. The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s stockholders.

If certain subsidiaries fail to qualify as partnerships or disregarded entities for U.S. federal income tax purposes, the Company may not qualify as a REIT.

The Company believes the Operating Partnership and other subsidiary partnerships and limited liability companies that do not elect REIT or TRS status have been and/or will be classified as partnerships or disregarded entities for U.S. federal income tax purposes. The Company’s ownership of interests in such subsidiaries involve special tax considerations, including the possibility that the IRS might challenge the status of these entities as partnerships or disregarded entities, as opposed to associations taxable as corporations, for U.S. federal income tax purposes. If one or more of the Company’s subsidiary partnerships or disregarded entities were treated as an association taxable as a corporation, the subsidiary partnership or disregarded entity would be subject to U.S. federal income taxes on its income. In that case, the character of the entity and its income would change for purposes of the asset and income tests applicable to REITs and could prevent the Company from satisfying these tests. This, in turn, could prevent the Company from qualifying as a REIT.

Compliance with REIT requirements may negatively affect the Company’s operating decisions.

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its stockholders and the ownership of its stock. The Company may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business. This 100% tax could affect the Company’s decisions to sell property if it believes such sales could be treated as a prohibited transaction. However, the Company would not be subject to this tax if it were to sell assets through a TRS. The Company will also be subject to a 100% tax on certain amounts if the economic arrangements between the Company and its TRSs are not comparable to similar arrangements among unrelated parties.

The Company may be forced to sell its securities or borrow funds to maintain its REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect the Company.

To qualify as a REIT, the Company generally must distribute to stockholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures or the creation of reserves. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to sell its securities at unfavorable prices, borrow funds, or find other sources of funds in order to meet the REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all. The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, the market price of common stock and current and potential future earnings. The Company cannot assure stockholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common stock, which may cause stockholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash stockholders receive.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. stockholders is 20%. Due to its REIT status, the Company’s distributions to individual stockholders generally are not eligible for the reduced rates. However, U.S. stockholders that are individuals, trusts or estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6%, assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common stock.

Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of the Company’s common stock if the Company does not qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In general, the Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of the Company’s stock, less than 50% in value of the stock was held directly or indirectly by non-U.S. persons. Recently finalized regulations require a REIT to “look through” certain foreign controlled domestic corporations to their owners when determining whether the REIT is domestically controlled. If the Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of the Company’s common stock would be subject to U.S. federal income tax unless the common stock was traded on an established securities market and the foreign stockholder did not at any time during a specific testing period directly or indirectly own more than 10% of the Company’s outstanding common stock.

Legislative or other actions affecting REITs could have a negative effect on the Company or its stockholders.

The laws and regulations dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect the Company or its stockholders. The Company cannot predict how changes in the tax laws might affect stockholders or the Company. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification or the U.S. federal income tax consequences of an investment in the Company. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. Furthermore, potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and IRS, may have or may in the future occur or be enacted, and, in each case, they could lessen or increase the impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). In addition, states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities, continue to react to the TCJA, and these may exacerbate its negative, or diminish its positive, effects on the Company. It is impossible to predict the nature or extent of any new tax legislation, regulation or administrative interpretations, but such items could adversely affect the Company’s financial condition, results of operations and/or future business planning.

If SITE Centers fails to qualify as a REIT for 2024, the Company may not be eligible to elect to be taxed as a REIT.

A rule against electing REIT status would apply to the Company if SITE Centers fails to qualify as a REIT for 2024, the year in which the distribution occurred, and the Company is treated as a successor to SITE Centers for U.S. federal income tax purposes. Although SITE Centers has represented in the Tax Matters Agreement that commencing with its taxable year ending in December 31, 1993 through its taxable year ending on December 31, 2023, SITE Centers was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and has covenanted to qualify as a REIT under the Code for its taxable year ending December 31, 2024 (unless SITE Centers obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that SITE Centers’ failure to maintain its REIT status will not cause the Company to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent the Company from failing to qualify as a REIT. Although, in the event of a breach, the Company may be able to seek damages from SITE Centers, there can be no assurance that such damages, if any, would appropriately compensate the Company.

Risks Related to Company’s Ownership of Interests in the Operating Partnership

Certain Operating Partnership assets may have book-tax differences, which may cause the Company to recognize taxable income in excess of cash proceeds and affect the Company’s ability to comply with REIT distribution requirements.

In general, when property is contributed to a partnership in exchange for a partnership interest, the partnership inherits the carry-over tax basis of the contributing partner in the contributed property. Any difference between the fair market value and the adjusted tax basis of contributed property at the time of contribution is referred to as a “book-tax difference.” Certain of the Operating Partnership’s assets may have book-tax differences, and the agreement of limited partnership of the Operating Partnership requires such allocations to be made in a manner consistent with Section 704(c) of the Code. As a result, the Company may be allocated lower amounts of depreciation and other deductions for tax purposes, and possibly greater amounts of taxable income in the event of a disposition, as compared to its share of such items for economic or book purposes. Thus, these rules may cause the Company to recognize taxable income in excess of cash proceeds, which might adversely affect the Company’s ability to comply with the REIT distribution requirements.

The Company will be liable for any under-withholdings with respect to any non-U.S. limited partner’s share of Operating Partnership income.

In the event the Company admits a non-U.S. limited partner into the Operating Partnership, the Operating Partnership generally will be required to withhold with respect to the non-U.S. limited partner’s share of the Operating Partnership income (with such rates based on the character of the items comprising the income and the status of the limited partner for U.S. federal income tax purposes), regardless of the amounts distributed to such non-U.S. limited partner. The Operating Partnership may also be required to withhold on distributions made to a transferee who acquires units from a non-U.S. limited partner if the transferee did not properly withhold. The Company will be liable for any under-withholdings (including interest and penalties).

The Operating Partnership and any subsidiary partnerships may be subject to a U.S. federal income tax audit and the Company may be required to bear the economic cost of its attributable share of taxes.

Under the rules applicable to federal income tax audits of partnerships (such as the Operating Partnership), the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of “partnership-related items” on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected direct or indirect partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. It is possible that these rules could result in partnerships in which we directly or indirectly invest, including the Operating Partnership, being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties, including in situations where we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

Risks Related to the Company’s Organization, Structure and Ownership

Provisions of the Company’s Charter and Bylaws could have the effect of delaying, deferring or preventing a change in control, even if that change may be considered beneficial by some of the Company’s stockholders.

The Charter and the Bylaws contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Curbline Board. Among other things, the Charter and Bylaws include provisions:

•
initially dividing the Curbline Board into three classes;

•
providing that removal of a member of the Curbline Board can only be for cause prior to the conclusion of the annual meeting of the stockholders to be held in 2027;
•
prohibiting any person, except for certain stockholders as set forth in the Charter, from owning more than 8% of the Company’s outstanding common stock prior to an exempt holder reduction event or more than 9.8% of the Company’s outstanding common stock from and after an exempt holder reduction event in order to maintain the Company’s status as a REIT;
•
authorizing “blank check” preferred stock, which could be issued by the Curbline Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to the Company’s common stock;
•
providing that the Curbline Board may increase its size and that any vacancy on the Curbline Board may be filled only by the affirmative vote of a majority of the remaining directors then in office;
•
providing that special meetings of the stockholders may only be called by the Curbline Board, certain executive officers of the Company or upon the written request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast on such matter at such meeting;
•
providing that stockholders may not act by written consent unless (a) such written consent is unanimous or (b) the action is advised, and submitted to the stockholders for approval, by the Curbline Board and such written consent of a majority of votes entitled to be cast is delivered to the Company in accordance with the Maryland General Corporation Law, or the MGCL and
•
requiring advance notice of stockholder proposals for business to be conducted at meetings of the Company’s stockholders and for nominations of candidates for election to the Curbline Board.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company’s management. The Company believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics and are not intended to make the Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay, defer or prevent an acquisition that the Board of Directors determines is not in the best interests of the Company and its stockholders, which under certain circumstances could reduce the market price of its common stock.

The Company’s authorized but unissued common and preferred stock may prevent a change in the Company’s control.

The Charter authorizes the Company to issue additional authorized but unissued shares of common or preferred stock. In addition, the Curbline Board may, without stockholder approval, amend the Charter to increase the aggregate number of its shares of capital stock or the number of its shares of capital stock of any class or series that the Company has authority to issue and classify or reclassify any unissued common or preferred stock and set the preferences, rights and other terms of the classified or reclassified stock. As a result, the Curbline Board may establish a class of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the Company’s common stock or otherwise be in the best interest of the Company’s stockholders.

The Company has significant stockholders who may exert influence on the Company as a result of their considerable beneficial ownership of the Company’s common stock, and their interests may differ from the interests of other stockholders.

The Company has stockholders, including Mr. Alexander Otto, who is a member of the Board of Directors, who, because of their considerable beneficial ownership of the Company’s common stock, are in a position to exert significant influence over the Company. These stockholders may exert influence with respect to matters that are brought to a vote of the Company’s Board of Directors and/or the holders of the Company’s common stock. Among others, these matters include the election of the Company’s Board of Directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Charter and Bylaws. In the context of major corporate events, the interests of the Company’s significant stockholders may differ from the interests of other stockholders. For example, if a significant stockholder does not support a merger, tender offer, sale of assets or other business combination because the stockholder judges it to be inconsistent with the stockholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other stockholders to realize a premium over the then-prevailing market prices for common stock. Furthermore, significant stockholders of the Company have in the past sold substantial amounts of SITE Centers’ common shares, and may sell in the future substantial amounts of the Company’s common stock in the public market to enhance the stockholders’ liquidity positions, fund alternative investments or for other reasons. This has caused in the past the trading price of SITE Centers’ common shares, and may in the future cause the trading price of the Company’s common stock, to decline significantly, resulting in other stockholders being unable to sell their common stock at favorable prices. The Company cannot predict or control how the Company’s significant stockholders may use the influence they have as a result of their common stock holdings.

The Company’s Board of Directors may change significant corporate policies without stockholder approval.

The Company’s strategies and investment, financing and dividend policies will be determined by its Board of Directors. These strategies and policies may be amended or revised at any time at the discretion of the Board of Directors without a vote of the Company’s stockholders. A change in any of these strategies and policies could have an adverse effect on the Company’s financial condition, results of operations and cash flow and on its ability to pay dividends to stockholders.

Maryland law may limit the ability of a third party to acquire control of the Company.

The MGCL provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (c) make a determination under the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under the MGCL, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. The MGCL also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under the MGCL.

The MGCL also provides that, unless exempted, certain Maryland corporations may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation, unless the stock had been obtained in a transaction approved by its board of directors. These and other provisions of the MGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Conflicts of interest may exist or could arise in the future with the Operating Partnership and its limited partners, which may impede business decisions that could benefit stockholders.

Conflicts of interest may exist or could arise as a result of the relationships between the Company and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. The Company’s directors and officers have duties to the Company and its stockholders under applicable Maryland law in connection with their management of the Company. At the same time, the Company, as general partner of the Operating Partnership, has duties to the Operating Partnership and to its limited partners under Delaware law in connection with the management of the Operating Partnership. The Company’s duties to the Operating Partnership and its limited partners as the general partner may come into conflict with the duties of the Company’s directors and officers to the Company and its stockholders. These conflicts may be resolved in a manner that is not in the best interest of the Company’s stockholders.

Curbline Properties Corp. is a holding company with no direct operations and expects to rely on distributions received from the Operating Partnership to make distributions to stockholders.

The Company operates through an UPREIT structure. Therefore, Curbline Properties Corp. is a holding company that conducts all of its operations through the Operating Partnership, a subsidiary, and expects to rely on distributions from the Operating Partnership to make any distributions to stockholders and to meet any of its obligations. The ability of the Operating Partnership to make distributions to Curbline Properties Corp., and the ability of subsidiaries of the Operating Partnership to make distributions to the Operating Partnership, will depend on the respective results of operations and any restrictions imposed on them by creditors or otherwise. In addition, the claims of the Company’s stockholders will be structurally subordinated to all existing and future liabilities and other obligations and any preferred equity of the Operating Partnership and its subsidiaries, including in the case of any liquidation, bankruptcy or reorganization of the Company.

Risks Related to the Company’s Common Stock

Changes in market conditions could adversely affect the market price of the Company’s publicly traded securities.

As with other publicly traded securities, the market price of the Company’s publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the market price of the Company’s publicly traded securities are the following:

•
the Company’s actual or projected financial condition, results of operations, cash flows and liquidity, or changes in business strategies or prospects;
•
the market’s perception of the Company’s potential and future cash dividends;
•
changes in the valuation and capitalization rates applicable to the Company’s properties;
•
the ability to acquire additional assets on a timely basis and on attractive terms;
•
actual or perceived conflicts of interest with SITE Centers and individuals, including the Company’s executives, or any termination of the agreements with SITE Centers;
•
equity issuances by the Company, or stock resales by its significant stockholders, or the perception that such issuances or resales may occur;
•
the publication of research reports about the Company or the real estate industry;
•
changes in market valuations of similar companies;
•
adverse market reaction to any indebtedness the Company incurs in the future;
•
additions to or departures of key personnel or members of the Curbline Board;
•
speculation in the press or investment community;
•
the Company’s failure to meet, or the lowering of, its earnings estimates or those of any securities analysts;
•
the extent of institutional investor interest in the Company;
•
increases in market interest rates, which may have a negative impact on the number of potential buyers for the Company’s properties and the prices such buyers are willing to pay;
•
ability to pay distributions to the Company’s stockholders pursuant to its operating strategy;
•
changes to the debt markets which could adversely affect the Company’s ability to raise capital;
•
failure of the Company to qualify as a REIT and the Company’s continued qualification as a REIT;
•
the reputation of REITs generally and the reputation of REITs with similar businesses;
•
the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies or sovereign governments), bank deposits or other investments;
•
price and volume fluctuations in the stock market generally;
•
natural disasters and environmental hazards affecting areas in which the Company’s properties are located;
•
changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes;
•
political or economic turmoil impacting the economy of areas in which the Company’s properties are located; and
•
general market and economic conditions, including the current state of the credit and capital markets and the market for sales and investments in properties similar to those owned by the Company.

Market factors unrelated to the Company’s performance could also negatively impact the market price of its common stock. One of the factors that investors may consider in deciding whether to buy or sell the Company’s common stock is its distribution rate as a percentage of its stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of the Company’s common stock. For instance, if interest rates rise, it is likely that the market price of its common stock will decrease as market rates on interest-bearing securities increase.

The Company has not established a minimum distribution payment level, and it cannot assure you of its ability to make distributions in the future.

The Company anticipates making distributions to holders of its common stock to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through a TRS of the Company). U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions to holders of common stock with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. Although the Company expects to declare and pay distributions on a quarterly basis, the Curbline Board will evaluate its distribution policy regularly.

To the extent cash available for distribution is less than the Company’s REIT taxable income, the Company may make a portion of its distributions in the form of shares of common stock, and any such distribution of common stock may be taxable as a dividend to stockholders. The Company may also distribute debt or other securities in the future, which also may be taxable as a dividend to stockholders.

Any distributions the Company makes to its stockholders will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its properties, its operating expenses and any other expenditures. As a result, no assurance can be given that the Company will be able to make distributions to its stockholders at any time in the future or the level or timing of any distributions the Company does make.

Shares eligible for future sale may have adverse effects on the Company’s stock price.

The effect of any future sales of the Company’s common or preferred stock on the market price of its common stock cannot be predicted. Sales of substantial amounts of common stock or preferred stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the Company’s common stock. The Company is not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in the Company.

Offerings of debt or equity securities, which would rank senior to the Company’s common stock, may adversely affect the market price for the Company’s common stock.

If the Company decides in the future to issue debt or preferred equity securities ranking senior to its common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of its common stock and may result in dilution to owners of its common stock. The Company and, indirectly, its stockholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus holders of the Company’s common stock will bear the risk of its future offerings reducing the market price of its common stock and diluting the value of their stockholdings in the Company.

In addition, the Company’s governing documents authorize it to issue, without the approval of the common stockholders, one or more classes or series of preferred stock having such designation, voting powers, preferences, rights and other terms, including preferences over the common stock respecting dividends and distributions, as the Curbline Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of the Company’s common stock. For example, the Company could grant the holders of preferred stock the right to elect some number of the Company’s directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences the Company could assign to holders of preferred stock could affect the residual value or market price of the common stock.

The Company is an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies make its securities less attractive to investors.

The Company is an “emerging growth company,” as defined in the JOBS Act. For so long as the Company remains an emerging growth company, the Company is not required to comply with, among other things, the auditor attestation requirements of the Sarbanes-Oxley Act. In addition, the Company is subject to reduced disclosure obligations regarding executive compensation in the Company’s periodic reports, proxy statements and registration statements. Investors may find the Company’s common stock less attractive because it relies on these provisions. If investors find the Company’s common stock less attractive as a result, there may be a less active trading market for the Company’s stock and the Company’s stock price may be more volatile.

The Company’s ability to make distributions is limited by the requirements of Maryland law.

The Company’s ability to make distributions on its common stock is limited by the laws of Maryland. Under the MGCL, a Maryland corporation, including Curbline, generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend. Any dividends or redemption payments may be delayed or prohibited. As a result, the price of the Company’s common stock may decrease, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect the Company’s business.

The Company’s financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board, or the FASB, and the SEC. It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems. Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

General Risks Relating to Investments in the Company’s Securities

As a public company, the Company is subject to regulatory and reporting requirements that will increase legal, accounting and financial compliance costs.

As a public company, the Company is subject to reporting requirements under the Exchange Act, the Sarbanes-Oxley Act and the listing standards of the NYSE. The Company expects that the requirements of these rules and regulations will increase its legal, accounting and financial compliance costs and make some activities more difficult, time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Further, weaknesses in the Company’s disclosure controls or its internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm the Company’s results of operations or cause it to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of its internal control over financial reporting that the Company will eventually be required to include in its periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which would likely have a negative effect on the trading price of its common stock. In addition, if the Company is unable to continue to meet these requirements, it may not be able to remain listed on the NYSE.

The Company is not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and is therefore not required to make a formal assessment of the effectiveness of its internal control over financial reporting for that purpose. The Company will be required to provide an annual management report on the effectiveness of its internal control over financial reporting in its second Annual Report on Form 10-K. The Company’s independent registered public accounting firm is not required to audit the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company,” as defined in the JOBS Act. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Company’s business and results of operations and cause a decline in the price of its common stock.

The Company may be unable to retain and attract key management personnel.

The Company may be unable to retain and attract talented executives. In the event of the loss of key management personnel to competitors, or upon unexpected death, disability or retirement, the Company may not be able to find replacements with comparable skill, ability and industry expertise. The Company’s financial condition and results of operations could be materially and adversely affected until suitable replacements are identified and retained, if at all.

The Company may be subject to litigation that could adversely affect its results of operations.

The Company may become a defendant from time to time in major lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common stock. For a further discussion of litigation risks, see “Legal Matters” in Note 7, “Commitments and Contingencies,” to the consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Information Technology and Cybersecurity

Pursuant to the Shared Services Agreement, the Company depends on the proper functioning, availability and security of SITE Centers’ information systems, including financial, data processing, communications, and operating systems, as well as proprietary software programs that are important to the efficient operation of the business. The Company also utilizes software applications provided by third parties. SITE Centers grants limited access to its systems to third parties providing specific outsourced functions or other services and increasingly stores and transmits data using connected information technology or “cloud” systems. Any significant failures or disruptions of the critical information systems on which the Company relies, including ransomware attacks or other cyber incidents, that impact the availability or other proper functioning of these systems or that result in the compromise of sensitive or confidential information, including information of tenants, employees and others, could result in liability for the Company and have a significant impact on the Company’s operations and reputation.

The Company’s internal audit team annually assesses and reviews the risks posed to the security of the networks used by the Company, including a review of system and process assurance for information technology and application controls, and takes into account certain frameworks and policies. The Company’s internal audit team also reviews the Company’s fraud assessment and confirms IT management’s oversight of its cybersecurity policies. The Company’s management team reviews the findings, if any, of these assessments, assesses the identified risks and takes action based on the Company’s risk profile. In order to assess the risks posed to the information systems by third-party service providers and vendors, the SITE Centers’ information technology department, coordinating with the Company’s internal audit services team, evaluates and implements, as appropriate, new software and network application vendors’ contracts, internal policies, certifications and System and Organization Controls (“SOC”) reports during the procurement of solutions and services.

To mitigate the risk and impact of any cybersecurity incidents on the security and availability of the networks on which the Company relies, the information technology systems are protected through physical and software safeguards and backup procedures the Company considers appropriate. SITE Centers contracts with independent cybersecurity providers for security event incident management, end-point detection and incident response monitoring, and security incident response services. Additionally, SITE Centers has deployed a layered approach to network intrusion detection and protection using technology provided by industry-leading companies. The SITE Centers’ information technology department also performs timely system and security updates to maintain current software versions and apply appropriate security updates aimed at reducing risk.

SITE Centers has also implemented various safeguards designed to ensure the confidentiality, availability and the integrity of its network and data, including redundant telecommunication facilities, replicating critical data and backups to multiple off-site locations, a fire suppression system to protect SITE Centers’ on-site data center, and electrical power protection and generation facilities. SITE Centers also has a catastrophic disaster recovery plan and alternate processing capability available for its critical data processes in case of a catastrophe that renders the primary data center unusable.

The Company and SITE Centers conduct annual cybersecurity awareness training for all employees, new-hire cybersecurity training, monthly simulated phishing tests, and additional training for specific departmental requirements as part of their respective risk mitigation efforts. SITE Centers also maintains cybersecurity insurance (of which the Company is an additional insured); however, there is no assurance that the insurance SITE Centers maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Under the leadership of the Company’s Chief Technology Officer, the SITE Centers’ information technology department is primarily responsible for assessing and managing material risks to SITE Centers’ information systems, including from cybersecurity threats. The Company’s Chief Technology Officer has over 30 years’ experience working in information technology and managing information technology systems and holds several specialized security certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association. In addition, certain members of the SITE Centers information technology department have obtained specialized security certifications, including accreditation as Certified Information Systems Security Professionals, and have prior work experience in various roles involving technology and security. The Company has established an internal Security and Privacy Governance Committee, comprised of the Chief Technology Officer and other senior members of management that generally meets quarterly. This committee receives updates from the SITE Centers’ information technology department with respect to the implementation of various systems and security measures, the Company’s cybersecurity training and awareness program, enhancements or modifications to the security program, and the impacts of such changes to the Company’s information security risk environment. The Company has adopted a Cybersecurity Incident Response Plan, which requires communication of cybersecurity incidents to varying levels and personnel within the organization depending on the severity of the threat impact and encompasses tactics related to cybersecurity, systems and facilities availability, and information privacy.

The Board of Directors has specifically delegated oversight of the Company’s cybersecurity risks and related practices to the Audit Committee of the Board of Directors (the “Audit Committee”) through the committee’s charter. At least annually, senior members of the Company’s information technology team (including the Chief Technology Officer) and internal audit services team brief the Audit Committee on information and cyber security matters, including results from risk assessments, the Company’s policies and its internal control function. The Audit Committee reviews such information alongside other company risks as part of our overall risk assessment.

The Company has experienced risks from cybersecurity threats, including issues related to malware, email phishing, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other malicious events. To the best of the Company’s knowledge, these threats have not materially affected the Company, nor have they materially obstructed the availability of the information systems and data on which it relies. Although no assurances can be given, the Company does not believe that such threats are reasonably likely to materially affect the Company in the future. See Item 1A. Risk Factors under the caption “Risks Related to the Company’s Business, Properties and Strategies— A disruption, failure or breach of the networks or systems on which the Company relies, including as a result of cyber-attacks, could harm its business.”

Item 2. PROPERTIES

At December 31, 2024, the Company owned 97 convenience shopping centers aggregating 3.1 million square feet of GLA. These centers are principally located in suburban, higher household income communities and are geographically diversified, principally across the Southeast, Mid-Atlantic, Southwest and Mountain regions, along with Texas. As of December 31, 2024, the median GLA of a property in the Curbline portfolio was approximately 20,000 square feet with 93% of base rent generated by units less than 10,000 square feet.

At December 31, 2024, the average ABR per occupied square foot of the Company’s 97 shopping centers was $35.62. The Company’s average ABR per occupied square foot does not include ancillary or variable rental income or tenant expense reimbursements. In 2024, the Curbline portfolio achieved cash blended leasing spreads of 13.3% for both new leases and renewals.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of December 31, 2024. The properties generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and the depth of leasing prospects that can utilize existing square footage generally reduce operating capital expenditures relative to other retail real estate formats and provide significant tenant diversification.

Information as to the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2024, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary – Company Fundamentals” of this Annual Report on Form 10-K. The Company’s properties range in size from approximately 2,000 square feet to approximately 134,000 square feet of Company-owned GLA. The Company’s properties were 93.9% occupied as of December 31, 2024.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2034 at the Company’s 97 convenience shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2025	79	194	$7,124	$36.72	6.3%	6.9%
2026	107	258	9,243	35.83	8.3%	8.9%
2027	135	350	13,007	37.16	11.3%	12.6%
2028	165	530	17,820	33.62	17.1%	17.3%
2029	103	251	8,837	35.21	8.1%	8.6%
2030	74	249	8,894	35.72	8.0%	8.6%
2031	51	128	4,658	36.39	4.2%	4.5%
2032	74	211	7,913	37.50	6.8%	7.6%
2033	93	282	10,094	35.79	9.1%	9.8%
2034	75	239	8,843	37.00	7.7%	8.6%
Total	956	2,692	$96,433	$35.82	86.9%	93.4%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Curbline Properties Corp.

Shopping Center Property List at December 31, 2024

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Alabama
1	Alabaster, AL	Promenade Plaza	13	$361
2	Huntsville, AL	Hampton Cove Corner	14	$339
3	Madison, AL	Madison Station	28	$589
4	Montgomery, AL	Eastchase Point	8	$198
5	Opelika, AL	Shops at Tiger Town	10	$253
6	Saraland, AL	Shops at Saraland	10	$201

	Arizona
7	Chandler, AZ	Chandler Center	7	$302
8	Gilbert, AZ	Shops at Gilbert Crossroads	15	$569
9	Mesa, AZ	Shops at Power and Baseline	4	$214
10	Peoria, AZ	Shops at Lake Pleasant	47	$1,897
11	Phoenix, AZ	Deer Valley Plaza(1)	38	$1,082
12	Phoenix, AZ	Paradise Village Plaza	84	$2,861
13	Phoenix, AZ	Red Mountain Corner	6	$151
14	Scottsdale, AZ	Artesia Village	21	$895
15	Scottsdale, AZ	Northsight Plaza	10	$364
16	Surprise, AZ	Shops at Prasada North	33	$1,174
17	Tempe, AZ	Broadway Center	11	$359

	California
18	Chino Hills, CA	Crossroads Marketplace	77	$2,491
19	Fontana, CA	Shops on Summit	27	$1,242
20	Lafayette, CA	La Fiesta Square	75	$2,854
21	Lafayette, CA	Lafayette Mercantile	53	$2,857
22	Oceanside , CA	Loma Alta Station	35	$811
23	Rancho Santa Margarita, CA	Santa Margarita Market Place	29	$1,289
24	Roseville, CA	Creekside Plaza	32	$1,344
25	Roseville, CA	Creekside Shops(1)	57	$2,296

	Colorado
26	Arvada, CO	Shops at Olde Town Station	15	$602
27	Denver, CO	Shops at University Hills	26	$770
28	Denver, CO	Shops on Montview	9	$326
29	Erie, CO	Nine Mile Corner	31	$1,084
30	Parker, CO	Parker Keystone	17	$652
31	Parker, CO	Parker Station	45	$1,257

	Florida
32	Boca Raton, FL	Shops at Boca Center	117	$4,608
33	Brandon, FL	Shops at Lake Brandon	12	$485
34	Casselberry, FL	Shops at Casselberry	8	$305
35	Delray Beach, FL	Shoppes at Addison Place	56	$2,407
36	Estero , FL	Estero Crossing	34	$1,147
37	Jupiter, FL	Concourse Village	134	$2,562
38	Miami, FL	Collection at Midtown Miami	119	$4,950
39	Naples, FL	Shops at Carillon	15	$404
40	Orlando, FL	Narcoossee Cove North	16	$807
41	Palm Harbor, FL	Shoppes of Boot Ranch	52	$1,568
42	Plantation, FL	Shops at the Fountains	14	$512
43	St. Petersburg, FL	Shops at Bay Pines	9	$283
44	Tamarac, FL	Shops at Midway	10	$475
45	Tampa, FL	Southtown Center	44	$1,617
46	Vero Beach, FL	Sunrise Plaza	16	$409
47	Winter Garden, FL	Shops at the Grove(1)	131	$5,309

Curbline Properties Corp.

Shopping Center Property List at December 31, 2024

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Georgia
48	Alpharetta, GA	Alpha Soda Center	15	$486
49	Alpharetta, GA	Shoppes of Crabapple	8	$256
50	Atlanta, GA	Brookhaven Station	44	$1,609
51	Atlanta, GA	Hammond Springs	69	$2,109
52	Atlanta, GA	Parkwood Shops	20	$528
53	Cumming, GA	Marketplace Plaza North	37	$1,244
54	Cumming, GA	Marketplace Plaza South	44	$1,248
55	Douglasville, GA	Plaza at Market Square	9	$139
56	Kennesaw, GA	Barrett Corners	19	$731
57	Roswell, GA	Roswell Market Center	82	$1,363
58	Snellville, GA	Presidential Plaza North	11	$460
59	Snellville, GA	Presidential Plaza South	10	$387
60	Snellville, GA	Scenic Plaza	20	$447

	Illinois
61	Wilmette, IL	Wilmette Center	9	$251

	Indiana
62	Carmel, IN	Shops at West Carmel Marketplace	32	$760

	Maryland
63	Timonium, MD	Foxtail Center	30	$1,131

	Massachusetts
64	Framingham, MA	Shops at Framingham	19	$1,164

	Minnesota
65	Coon Rapids, MN	Shops at Riverdale Commons	10	$544

	Missouri
66	Independence, MO	Independence Point	7	$299

	New Jersey
67	Freehold, NJ	Freehold Marketplace	21	$768
68	Hamilton, NJ	Shops at Hamilton	62	$1,826
69	Voorhees, NJ	Shops at Echelon Village	4	$204

	North Carolina
70	Chapel Hills, NC	Meadowmont Village	62	$1,511
71	Charlotte, NC	Belgate Plaza	20	$744
72	Charlotte, NC	Carolina Station	10	$401
73	Charlotte, NC	Point at University	14	$559
74	Cornelius, NC	Shops at the Fresh Market	132	$2,445

	Ohio
75	Columbus, OH	Shops on Polaris(1)	71	$2,343
76	Westlake, OH	Crocker Commons	29	$1,047
77	Worthington, OH	Worthington Plaza	11	$379

	Oregon
78	Hillsboro, OR	Shops at Tanasbourne(1)	5	$150

	Tennessee
79	Collierville, TN	Houston Levee Galleria	66	$1,384
80	Hendersonville, TN	Maple Corner	20	$560

Curbline Properties Corp.

Shopping Center Property List at December 31, 2024

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Texas
81	Austin, TX	Oaks at Slaughter	26	$862
82	Conroe, TX	Grove at Harper's Preserve	21	$588
83	Houston, TX	Briarcroft Center	33	$1,346
84	Houston, TX	Marketplace at 249	17	$523
85	Houston, TX	Shops at Tanglewood	26	$765
86	Houston, TX	Village Plaza	42	$1,523
87	Magnolia, TX	Magnolia Point	45	$1,531
88	Round Rock, TX	Vintage Plaza	41	$1,110
89	San Antonio, TX	Bandera Corner	3	$67
90	San Antonio, TX	Shops at Bandera Pointe	48	$1,171

	Virginia
91	Charlottesville, VA	Emmet Street North	2	$182
92	Charlottesville, VA	Emmet Street Station	11	$572
93	Fairfax, VA	Boulevard Marketplace	19	$822
94	Fairfax, VA	Fairfax Marketplace	19	$1,116
95	Fairfax, VA	Fairfax Pointe	10	$531
96	Midlothian, VA	Towne Crossing Shops	7	$282
97	Richmond, VA	White Oak Plaza(1)	34	$1,218

(1)
Indicates the asset or a portion of the asset is subject to a ground lease. All other assets are owned fee simple.

Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NYSE under the ticker symbol “CURB.” As of February 14, 2025, there were 2,908 record holders. This figure excludes non-registered holders that held their shares in “street name” through various brokerage firms, and therefore, does not represent the actual number of beneficial owners of the Company’s common stock.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s distribution policy. The Board of Directors intends to pursue a distribution policy of making distributions to holders of its common stock to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income (other than with respect to operations conducted through a TRS of the Company) and excise tax. U.S. federal income tax law generally requires that a REIT distribute to holders of its capital stock annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions to holders of common stock with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year.

Although the Company expects to declare and make distributions on a quarterly basis, the Curbline Board will evaluate its dividend policy regularly. The decision to declare and pay future distributions on the Company’s common stock, as well as the timing, amount and composition of any such future distributions, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant. The Company’s future distribution policy may also be influenced by future transactional activity including asset sales. There can be no assurances as to the timing and amounts of future dividends.

In December 2024, the Company declared a special cash dividend on its common stock of $0.25 per share, payable on January 16, 2025, to stockholders of record at the close of business on December 31, 2024.

ISSSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2024	—	$—	—	$—
November 1–30, 2024	—	—	—	—
December 1–31, 2024	983	23.70	—	—
Total	983	$23.70	—	$—

(A)
Includes shares of common stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity and incentive compensation plan.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon the Company’s current expectations that involve risks and uncertainties. The historical audited combined financial statements prior to the Spin-Off do not represent the financial statements of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements. Accordingly, the Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements; Risk Factor Summary,” Item 1A. “Risk Factors,” or in other parts of this Form 10-K.

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own and manage a portfolio of convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of the real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of December 31, 2024, Curbline owned, from a legal perspective, approximately 99.15% of the outstanding OP Units with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements.

As of December 31, 2024, the Company’s portfolio consisted of 97 convenience shopping centers aggregating 3.1 million square feet of owned gross leasable area (“GLA”). At December 31, 2024, the aggregate occupancy of the Company’s operating shopping center portfolio was 93.9%, and the average ABR per occupied square foot was $35.62. Prior to the Company’s Spin-Off on October 1, 2024, the Company was a wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”).

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of December 31, 2024. Convenience shopping centers generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of December 31, 2024, the median GLA of a property in the Curbline portfolio was approximately 20,000 square feet with 93% of base rent generated by units less than 10,000 square feet.

Prior to the Spin-Off

The historical results of operations and liquidity and capital resources of Curbline prior to the Spin-Off do not represent the historical results of operations and liquidity and capital resources of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements and presented on a combined basis, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial results of the Company prior to the Spin-Off required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the relevant reporting periods and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The financial results of the Company prior to the Spin-Off reflect the revenues and direct expenses of the Company and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. Equity represents the excess of total assets over total liabilities. Equity is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the separation, as well as the allocated costs and expenses.

The financial results of the Company prior to the Spin-Off also include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs using the relative percentage of GLA of the Company and SITE Centers management’s knowledge of the Company. The amounts allocated in the financial results of the Company prior to the Spin-Off are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity during the applicable periods. The Company believes the assumptions underlying the Company’s allocation of indirect expenses prior to the Spin-Off are reasonable.

Spin-Off from SITE Centers Corp.

In connection with the separation from SITE Centers on October 1, 2024, the Company, the Operating Partnership and SITE Centers entered into the Separation and Distribution Agreement which provided for the principal transactions necessary to consummate the Spin-Off, including the allocation among the Company, the Operating Partnership and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the Spin-Off. In particular, the Separation and Distribution Agreement provided, among other things, that certain assets relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including equity interests of certain SITE Centers subsidiaries that held assets and liabilities related to Curbline’s interests in real property, certain tangible personal property, cash and cash equivalents held in Curbline accounts (including the transfer to Curbline of unrestricted cash of $800.0 million upon consummation of the Spin-Off) and other assets primarily used or held primarily for use in Curbline’s business. The Separation and Distribution Agreement also provided that certain liabilities relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including liabilities relating to or arising out of the operation of Curbline’s business after the effective time of the Spin-Off and liabilities expressly allocated to Curbline or one of its subsidiaries by the Separation and Distribution Agreement or certain other agreements entered into in connection with the Spin-Off. The Separation and Distribution Agreement governs the rights and obligations among the Company, the Operating Partnership and SITE Centers regarding the distribution both prior to and following the completion of the separation. SITE Centers distributed 100% of the outstanding common stock of Curbline to holders of record of SITE Centers common shares as of the close of business on September 23, 2024, the record date. On October 1, 2024, holders of SITE Centers common shares received two shares of Curbline common stock for every one common share of SITE Centers held on the record date.

Additionally, the Separation and Distribution Agreement contains provisions that obligate SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. As of December 31, 2024, these redevelopment projects were estimated to cost SITE Centers $32.9 million to complete.

On October 1, 2024, the Company, the Operating Partnership and SITE Centers also entered into the Shared Services Agreement, which provides that, subject to the supervision of SITE Centers’ board of directors, the Operating Partnership or its affiliates will provide SITE Centers leadership and management services and transaction services, including the provision of personnel at both the leadership and operations levels.

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

The Operating Partnership pays SITE Centers a fee in the aggregate amount of 2.0% of the Company’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments. There is no separate fee paid by SITE Centers in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, SITE Centers will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event SITE Centers terminates the agreement for convenience on its second anniversary).

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

Current Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of the date of its separation from SITE Centers, the Company was in a net cash and debt-free position with $800.0 million of cash on hand plus significant access to debt capital in order to grow its asset base through acquisitions with no additional near-term equity required. Additionally, with over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market (primarily among private investors), the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, and site plan, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $115,000 as compared to the national median household income of $80,610.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of primarily service and restaurant businesses, including quick-service restaurants, healthcare and wellness, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 54% of the ABR under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Board of Directors. The Board of Directors may amend or revise the Company’s policies from time to time without a vote of the Company’s stockholders.

Transaction and Capital Markets Highlights

Transaction and investment highlights during 2024 include the following:

•
Acquired 32 convenience shopping centers for an aggregate purchase price of $425.3 million;
•
Entered into a credit agreement which provides for a revolving credit facility in the amount of $400.0 million and a delayed draw term loan facility in the amount of $100.0 million;
•
Entered into a forward interest rate swap agreement to fix the variable-rate component of the Company’s $100.0 million term loan facility. The all-in rate of the term loan facility will be fixed at 5.078% based on the loan’s current applicable spread;
•
Declared a special cash dividend of $0.25 per share of common stock paid in January 2025.

Operational Accomplishments

The Company believes its strong annual operating metrics are attributable to the concentration of the Company’s portfolio in suburban, high household income communities and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations.

Operating highlights for 2024 included:

•
Signed new leases and renewals for approximately 0.3 million square feet of GLA, which included 0.1 million square feet of new leasing volume;
•
Achieved new cash leasing spreads of 30.5% and cash renewal leasing spreads of 10.3%;
•
ABR per occupied square foot was $35.62 at December 31, 2024, as compared to $35.84 at December 31, 2023. The decrease in ABR was primarily due to property acquisitions, partially offset by rent growth from rent steps and renewals, including options;
•
Aggregate occupancy was 93.9% at December 31, 2024 compared to 94.8% at December 31, 2023. The year-over-year decline primarily was related to property acquisitions.

Tenant Demand and Company Fundamentals

The Company continues to see steady demand from a broad range of service-based tenants, who are continuing to expand their store fleets and launch new concepts. As a result, the Company believes that its prospects to backfill spaces vacated by non-renewing tenants are generally favorable.

The tenants of the convenience shopping centers typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities. The properties often include restaurants, healthcare and wellness, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others as tenants.

The Company’s portfolio had a leased rate of 95.5% and an occupancy rate of 93.9%, respectively, as of December 31, 2024, highlighting the portfolio and property type’s supply and demand imbalance. Convenience-oriented properties are generally positioned to drive customer volume with ease of property access, visibility and dedicated parking. As a result, convenience shopping centers typically experience more customer foot traffic per square foot than anchored retail, justifying higher rents and broad tenant demand.

The Company’s portfolio is highly diversified by tenant composition. As of December 31, 2024, the portfolio’s top ten tenants comprised less than 13% of the Company’s total ABR with only one tenant whose annualized rental revenue equaled or exceeded 2% of the Company’s annualized consolidated revenues. The Company’s largest tenants based on the total annualized base rental revenues as of December 31, 2024, were as follows:

Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
Starbucks	2.4%	1.4%
Darden (A)	1.5%	1.7%
JPMorgan Chase	1.3%	1.0%
Verizon	1.2%	0.9%
Total Wine & More	1.2%	1.6%
AFC Urgent Care	1.1%	1.3%
Inspire Brands (B)	1.1%	1.0%
Chipotle	1.0%	0.7%
AT&T	0.9%	0.8%
Cracker Barrel (C)	0.9%	1.2%
CVS	0.9%	1.2%
Xponential Fitness (D)	0.9%	0.8%
Wells Fargo	0.9%	0.7%
Chick-fil-A	0.9%	0.8%

(A)
Includes Longhorn Steakhouse, Olive Garden and Chuy’s.
(B)
Includes Buffalo Wild Wings, Dunkin Donuts, Jimmy John’s and Baskin Robbins.
(C)
Includes Cracker Barrel and Maple Street Biscuit.
(D)
Includes Club Pilates, Yoga Six, Cyclebar, Pure Barre, Stretchlab and BFT.

The Company leased approximately 0.3 million square feet of GLA in 2024, composed of 26 new leases and 80 renewals, for a total of 106 leases executed in 2024. At December 31, 2024, the Company had 79 leases expiring in 2025 with an average base rent per square foot of $36.72. For the comparable leases executed in 2024, the Company generated positive cash leasing spreads of 30.5% for new leases and 10.3% for renewals, or 13.3% on a blended basis. Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease, over the annual base rent applicable to the final year of the previous lease term, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment. The Company’s cash leasing spread calculation excludes only those deals for first generation units or where the unit was vacant at the time of acquisition, in addition to other factors that limit comparability, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For all leases executed during 2024, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $1.72 per rentable square foot over the lease term, as compared to $2.09 per rentable square foot in 2023. The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2024 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	For the Year Ended
	Ended December 31,
	2024	2023
Net income attributable to Curbline	$10,262	$31,013
FFO attributable to Curbline	$52,162	$62,635
Operating FFO attributable to Curbline	$83,497	$65,499
Earnings per share - Diluted	$0.09	$0.30

For the year ended December 31, 2024, the decrease in net income and FFO attributable to Curbline, as compared to the prior year, primarily was attributable to transaction costs relating to the Spin-Off and higher general and administrative expenses, partially offset by the impact of acquisitions and higher interest income. The increase in Operating FFO attributable to Curbline generally was due to the impact of property acquisitions and higher interest income partially offset by higher general and administrative expenses.

The following discussion of the Company’s financial condition and results of operations provides information that will assist in the understanding of the Company’s financial statements and the factors that accounted for changes in certain key items in the financial statements, as well as critical accounting estimates that affected these financial statements.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has used available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the Company’s consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties. Accordingly, actual results could differ from these estimates. In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Purchase Price Allocations of Property Acquisitions

For the acquisition of real estate assets, the Company allocates the purchase price to assets acquired and liabilities assumed at the date of acquisition. The Company applies various valuation methods, all of which require significant estimates by management, including discount rates, exit capitalization rates, estimated land values (per square foot), capitalization rates and certain market leasing assumptions. Further, the valuation of above- and below-market lease values are significantly impacted by management’s estimate of fair market lease rates for each corresponding in-place lease. If the Company determines that an event has occurred after the initial allocation of the asset or liability that would change the estimated useful life of the asset, the Company will reassess the depreciation and amortization of the asset. The Company is required to make subjective estimates in connection with these valuations and allocations.

Real Estate Allocation of Carved-out Assets

As of October 1, 2024, the Company’s portfolio consisted of 79 convenience shopping centers, including properties that were carved out of existing shopping centers owned by SITE Centers. The Company’s process of allocating the land value to such properties was to conclude, on the acquisition date, the fair value per square foot of convenience land with the residual value allocated to the existing shopping center which was validated with market comparisons. The Company’s process of allocating the building value at the convenience property, as compared to the shopping center, is based on annualized base rent as of the date of acquisition or based on specific identification of costs for ground up developments as of the date placed in service. The Company’s process of allocating mortgage indebtedness and interest expense for these properties was based on the percentage of total assets at acquisition date or refinancing. The mortgages related to the carved-out properties were repaid during the years ended December 31, 2022 and 2021.

Measurement of Fair Value - Real Estate

The Company is required to periodically assess for impairment, the value of its consolidated real estate assets. The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received for the sale of an asset in an orderly transaction between marketplace participants at the measurement date. Real estate assets without a public market are valued based on assumptions made and valuation techniques used by the Company. The lack of availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such real estate assets. As a result, amounts ultimately realized by the Company from real estate assets sold may differ from the fair values presented, and the differences could be material.

The valuation of real estate assets for impairment is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company utilizes a valuation technique that is based on the characteristics of the specific asset when measuring fair value of an investment. However, a single valuation technique is generally used for the Company’s property type. For operating real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

RESULTS OF OPERATIONS

For the comparison of the Company’s 2024 performance to 2023 presented below, consolidated shopping center properties owned as of January 1, 2023, are referred to herein as the “Comparable Portfolio Properties.” The discussion of the Company’s 2023 performance compared to 2022 performance is set forth in “—Comparison of 2023 and 2022 Results of Operations” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Information Statement.

Revenues from Operations (in thousands)

			2024
			vs.
			2023
	2024	2023	$ Change
Rental income(A)	$120,028	$93,004	$27,024
Other income	853	656	197
Total revenues	$120,881	$93,660	$27,221

(A)
The following table summarizes the key components of rental income (in thousands):

			2024
			vs.
			2023
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income(1)	$89,166	$71,354	$17,812
Recoveries from tenants(2)	26,539	21,602	4,937
Uncollectible revenue(3)	(479)	(407)	(72)
Lease termination fees, ancillary and other rental income(4)	4,802	455	4,347
Total contractual lease payments	$120,028	$93,004	$27,024

(1)
The changes in base and percentage rental income were due to the following (in millions):

2024 vs. 2023 Increase (Decrease)
Acquisition of convenience shopping centers	$17.4
Comparable Portfolio Properties	0.4
Total	$17.8

At December 31, 2024 and 2023, the Company owned 97 and 65 properties, respectively, which had an aggregate leased rate of 95.5% and 96.7%, respectively, an occupancy rate of 93.9% and 94.8%, respectively, and average ABR per occupied square foot of $35.62 and $35.84, respectively.

(2)
The increase in recoveries from tenants is primarily due to acquisitions. Recoveries from tenants were approximately 96.1% and 98.6% of operating expenses and real estate taxes for the years ended December 31, 2024 and 2023, respectively. The lower recovery rate was primarily the result of the Spin-Off as the results prior to the Spin-Off do not represent the historical results of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements and presented on a combined basis which impacts the comparability between periods.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(4)
The year ended December 31, 2024, includes $4.2 million from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

			2024
			vs.
			2023
	2024	2023	$ Change
Operating and maintenance(A)	$14,159	$10,653	$3,506
Real estate taxes(A)	13,444	11,261	2,183
Depreciation and amortization(A)	41,911	31,993	9,918
General and administrative(B)	17,439	5,215	12,224
	$86,953	$59,122	$27,831

(A)
The changes for 2024 were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$2.5	$1.8	$10.4
Comparable Portfolio Properties	0.7	0.4	(0.5)
Other	0.3	—	—
	$3.5	$2.2	$9.9

(B)
Subsequent to the Spin-Off, primarily represents salaries, benefits and stock-based compensation of Curbline employees as well as legal, audit, tax and compliance services, board compensation and shared services fee. The year ended December 31, 2023, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the GLA of the Company, which included charges aggregating $0.4 million related to SITE Centers’ restructuring plan.

Other Income and Expenses (in thousands)

			2024
			vs.
			2023
	2024	2023	$ Change
Interest expense(A)	$(901)	$(1,520)	$619
Interest income(B)	7,810	—	7,810
Other income (expense), net(C)	(30,560)	(2,376)	(28,184)
Gain on disposition of real estate	—	371	(371)

(A)
Consists of interest expense incurred on secured mortgages and in 2024, fees paid for the Company’s revolving credit facility. Mortgages were repaid in December 2023 with the remainder repaid in May 2024. Mortgages are presented in Note 5, “Indebtedness,” to the Company’s consolidated financial statements included herein.

(B)
Consists of interest income incurred on cash balances.
(C)
Amounts primarily related to transaction costs of $30.8 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively.

Non-Controlling Interests Net Income (in thousands)

			2024
			vs.
			2023
	2024	2023	$ Change
Non-controlling interests(A)	$(11)	$—	$(11)
Net income attributable to Curbline(B)	10,262	31,013	(20,751)

(A)
For more information regarding the non-controlling interests, see Note 10, “Non-Controlling Interests,” to the Company’s consolidated financial statements included herein.

(B)
The decrease in net income attributable to Curbline as compared to the prior-year period was primarily attributable to the impact of transaction costs and higher general and administrative expenses, partially offset by the impact of acquisitions and higher interest income.

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

FFO is generally defined and calculated by the Company as net income attributable to Curbline (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of real estate property, which are presented net of taxes, (ii) impairment charges on real estate property and (iii) gains and losses from change in control and (iv) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles and income (loss) from non-controlling interests. The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

The Company believes that certain charges, income and gains/losses recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include gains/losses on the early extinguishments of debt, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

The adjustment for these charges, income and gains/losses may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. Additionally, the Company provides no assurances that these charges, income and gains/losses are non-recurring. These charges, income and gains/losses could reasonably be expected to recur in future results of operations.

These measures of performance are used by the Company for several business purposes and by other REITs and real estate companies. The Company uses FFO and/or Operating FFO in part (i) as a disclosure to improve the understanding of the Company’s operating results among the investing public, (ii) as a measure of a real estate asset company’s performance, (iii) to influence acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

For the reasons described above, management believes that FFO and Operating FFO provide the Company and investors with an important indicator of the Company’s operating performance. They provide recognized measures of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO and Operating FFO in a different manner.

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) have been provided below.

Reconciliation Presentation

A reconciliation of net income to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and gains adjusted in the calculation of Operating FFO are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	For the Year Ended
	December 31,
	2024	2023
Net income attributable to Curbline	$10,262	$31,013
Depreciation and amortization of real estate investments	41,911	31,993
Income from non-controlling interests	(11)	–
Gain on disposition of real estate	—	(371)
FFO attributable to Curbline	52,162	62,635
Transaction, debt extinguishment and other	31,335	2,864
Operating FFO attributable to Curbline	$83,497	$65,499

The decrease in FFO attributable to Curbline, as compared to the prior year primarily was attributable to transaction costs and higher general and administrative expenses partially offset by the impact of acquisitions and higher interest income. The increase in Operating FFO attributable to Curbline generally was due to the impact of property acquisitions and higher interest income partially offset by higher general and administrative expenses.

Net Operating Income and Same-Property Net Operating Income

Definition and Basis of Presentation

The Company uses net operating income (“NOI”), which is a non-GAAP financial measure, as a supplemental performance measure. NOI is calculated as property revenues less property-related expenses. The Company believes NOI provides useful information to investors regarding the Company’s financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level and, when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis.

The Company also presents NOI information on a same property basis, or Same-Property Net Operating Income (“SPNOI”). The Company defines SPNOI as property revenues less property-related expenses, which exclude straight-line rental income and reimbursements and expenses, lease termination income, management fee expense and fair market value of leases. SPNOI only includes assets owned for the entirety of both comparable periods. SPNOI excludes all non-property and corporate level revenue and expenses. Other real estate companies may calculate NOI and SPNOI in a different manner. The Company believes SPNOI provides investors with additional information regarding the operating performance of comparable assets because it excludes certain non-cash and non-comparable items as noted above. SPNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

SPNOI is not, and is not intended to be, a presentation in accordance with GAAP. SPNOI information has its limitations as it excludes any capital expenditures associated with the re-leasing of tenant space or as needed to operate the assets. SPNOI does not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use SPNOI as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. SPNOI does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. SPNOI should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. A reconciliation of NOI and SPNOI to their most directly comparable GAAP measure of net income is provided below.

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	For the Year Ended
	December 31,
	2024	2023
Net income attributable to Curbline	$10,262	$31,013
Interest expense	901	1,520
Interest income	(7,810)	—
Depreciation and amortization	41,911	31,993
General and administrative	17,439	5,215
Other income (expense), net	30,560	2,376
Gain on disposition of real estate	—	(371)
Tax expense	4	—
Income from non-controlling interests	11	—
Total Curbline NOI	93,278	71,746
Less: Non-Same Property NOI	(24,845)	(7,040)
Total Same-Property NOI	$68,433	$64,706

Total Curbline NOI % Change	30.0%
Same-Property NOI % Change	5.8%

The SPNOI increase for the full year ended December 31, 2024, as compared to the prior-year period, was primarily attributable to increases in occupancy and minimum rent increases related to rent steps or option rent increases within the comparable property pool.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. Immediately following its separation from SITE Centers, the Company’s primary sources of capital were approximately $800 million of cash on hand, a $400 million unsecured, undrawn line of credit and a $100 million unsecured, delayed draw term loan, along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business.

Debt outstanding was $25.8 million at December 31, 2023. As of December 31, 2024, there was no indebtedness outstanding.

Revolving Credit Facility and Term Loan Facility

In connection with the Spin-Off, the Operating Partnership, as borrower, the Company, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and a delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The aggregate amount available under the Credit Facilities may be increased up to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions.

The Revolving Credit Facility matures in October 2028, subject to two six-month options to extend the maturity to October 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee will be based on the Company’s IG Rating. No amounts were drawn under the Revolving Credit Facility as of the Spin-Off Date and as of December 31, 2024.

Loans under the Term Loan Facility may be drawn in whole or in part during the availability period, which terminates on April 1, 2025. Any loan under the Term Loan Facility drawn prior to such termination date will mature in October 2027, subject to two one-year options to extend its maturity to October 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The Term Loan Facility also provides for the payment of a ticking fee. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after the obtaining an IG Rating, the applicable margin will be based on the Company’s IG Rating. No loans were drawn under the Term Loan Facility as of the Spin-Off Date and as of December 31, 2024.

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

On October 24, 2024, the Company entered into a $100.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility to 3.578% from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility will be fixed at 5.078% based on the loan’s current applicable spread.

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

Dividend Distributions

The Company declared a special cash dividend totaling $26.7 million in 2024, which was paid in January 2025. The amount of the cash dividend was in excess of the REIT requirement to distribute at least 90% of ordinary taxable income. Because actual distributions were greater than 100% of taxable income, a portion of the dividend will be allocated to 2025 and federal income taxes were not incurred by the Company in 2024.

The Company anticipates making distributions to holders of its common stock to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income (other than with respect to operations conducted through a TRS of the Company) and excise tax. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. To the extent that cash available for distribution is less than the Company’s REIT taxable income, the Company may make a portion of its distributions in the form of additional shares of common stock, and any such distribution of such common stock may be taxable as a dividend to stockholders.

Although the Company generally expects to declare and pay distributions on a quarterly basis, the Curbline Board will evaluate its distribution policy regularly in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

Any distributions the Company makes to its stockholders will be at the discretion of the Curbline Board and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses and any other expenditures.

Non-controlling Interests

The Company owns all of its properties and conduct substantially all its business through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of December 31, 2024, the Company owned, from a legal perspective, approximately 99.15% of the OP Units in the Operating Partnership, with the remaining OP Units held by certain of the Company’s current executive officers through LTIP Units, as defined by the partnership agreement, subject to vesting requirements.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of the Company’s consolidated statements of cash flow (in thousands):

	For the Year Ended
	Ended December 31,
	2024	2023
Cash flow provided by operating activities	$54,260	$59,241
Cash flow used for investing activities	(437,401)	(186,024)
Cash flow provided by financing activities	1,008,829	126,914

Changes in cash flow for the year ended December 31, 2024, compared to the prior year are as follows:

Operating Activities: Cash provided by operating activities decreased $5.0 million primarily due to the timing of payments of property and liability insurance premiums and an increase in general and administrative expense, partially offset by an increase in interest income.

Investing Activities: Cash used for investing activities increased $251.4 million primarily due to the increase in real estate assets acquired of $255.3 million and in deposits for future acquisitions of $1.0 partially offset by a decrease in real estate asset improvements of $5.4 million.

Financing Activities: Cash provided by financing activities increased $881.9 million primarily due to the increase in transactions with SITE Centers of $899.7 million, partially offset by an increase in the repayment of mortgage debt of $12.7 million and payment of debt issuance costs of $5.0 million.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining significant liquidity and financial flexibility in order to pursue its stated business plan to acquire additional convenience shopping centers and scale the Company’s portfolio while managing its overall risk profile. Cash on hand and cash flow from operations, as well as debt and equity financings, represent potential sources of proceeds to be used to achieve these objectives. The Company was in a net cash position at the time of its separation from SITE Centers with approximately $800 million of cash on hand, a $400 million unsecured, undrawn line of credit, a $100 million unsecured, delayed draw term loan and no indebtedness.

Acquisitions

During 2024, the Company acquired $425.3 million of real estate including 32 convenience shopping centers, with an aggregate GLA of 0.9 million square feet.

During 2023, the Company acquired $165.1 million of real estate including 12 convenience shopping centers, with an aggregate GLA of 0.3 million square feet.

Outparcel Construction Projects

In addition to the redevelopment projects to be completed by SITE Centers in accordance with the Separation and Distribution Agreement, during the years ended December 31, 2024, 2023 and 2022, the Company invested $2.6 million, $5.8 million and $10.2 million, respectively, in multiple outparcel construction projects. These outparcels were carved out of existing shopping centers owned by SITE Centers.

CAPITALIZATION

At December 31, 2024, the Company’s capitalization consisted of $2.4 billion of market equity (calculated as shares of common stock outstanding multiplied by $23.22, the closing price of the Company’s common stock on the New York Stock Exchange on December 31, 2024). The Company does not currently have any outstanding indebtedness.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a prudent debt capitalization policy.

The Revolving Credit Facility and Term Loan Facility contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its stockholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or, if the Company draws upon either the Revolving Credit Facility or the Term Loan Facility, accelerated maturities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Other Commitments

In conjunction with the redevelopment of convenience shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.1 million for its consolidated properties at December 31, 2024. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.3 million related to the maintenance of its properties.

The Company has entered into employment contracts with all four of its executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses. These employment agreements also provide for certain perquisites (e.g., health insurance coverage, car service, reimbursement of life and disability insurance premiums, etc.) and severance payments and benefits for various departure scenarios. The employment agreement for the Company’s President and Chief Executive Officer extends through October 1, 2027. The employment agreement for the Company’s Chief Financial Officer and Chief Investment Officer extends through September 30, 2026. The employment agreement for the Company’s General Counsel extends through April 30, 2027. All of the agreements are subject to termination by either the Company or the executive without cause upon at least 90 days’ notice subject to the payment of severance and other amounts to the executive under certain circumstances.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant space and executed new leases and renewals aggregating approximately 309,000 square feet of GLA for the year ended December 31, 2024. The Company believes the leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s annualized consolidated revenues (Starbucks at 2.4% as of December 31, 2024). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and the Company believes remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance or on ancillary income.

The Company believes that the convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At December 31, 2024, the convenience property portfolio leased and occupancy rates were 95.5% and 93.9%, respectively, and the portfolio ABR per occupied square foot was $35.62, as compared to leased and occupancy rates of 96.7% and 94.8%, respectively, and ABR per occupied square foot of $35.84 at December 31, 2023. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the year ended December 31, 2024 was $1.72 per rentable square foot.

Inflation, higher interest rates and concerns over consumer spending growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer behaviors, increased competition and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high-household-income communities in which the properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had no indebtedness as of December 31, 2024, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of December 31, 2024, the Company had no other material exposure to market risk.

On October 24, 2024, the Company entered into a $100.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility to 3.578% from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility will be fixed at 5.078% based on the loan’s current applicable spread.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and the JOBS Act.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

No director or officer has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any written trading arrangement for the purchase or sale of securities of the Company that meets the requirements of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c), as defined in Regulation S-K of the Exchange Act.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•
Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its stockholders;
•
Written charters of the Audit Committee, Compensation Committee and Nominating and Sustainability Committee;
•
Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the president, chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor among others designated by the Company, if any (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website); and
•
Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.curbline.com, under “About—Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Two Class I Directors” and “Board Governance” and “Corporate Governance and Other Matters—Delinquent Section 16(a) Reports” contained in the Company’s Proxy Statement for the Company’s 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A (the “2025 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Board Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Tables and Related Disclosure” contained in the 2025 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” and “Executive Compensation Tables and Related Disclosure—Equity Compensation Plan Information” sections of the 2025 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Two Class I Directors” and “Corporate Governance and Other Matters—Related-Party Transactions” sections of the Company’s 2025 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Two: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” and “Proposal Two: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” sections of the Company’s 2025 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves

III — Real Estate and Accumulated Depreciation

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Company’s consolidated financial statements or notes thereto.

b) Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
3.1	Articles of Amendment and Restatement of Curbline Properties Corp.	Registration Statement on Form S-8 (Filed with the SEC on September 30, 2024)
3.2	Bylaws of Curbline Properties Corp.	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Submitted electronically herewith
10.1	Shared Services Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.2	Tax Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.3	Employee Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.4

Credit Agreement, dated as of October 1, 2024, by and among Curbline Properties LP, Curbline Properties Corp., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent

Current Report on Form 8-K (Filed with the SEC on October 1, 2024)

10.5	Amended and Restated Agreement of Limited Partnership of Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.6	Waiver Agreement by and between Curbline Properties Corp. and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.7	Curbline Properties Corp. Elective Deferred Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.8	Curbline Properties Corp. 2024 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.9	Adjustment of Outstanding SITE Centers Corp. Equity Awards (Curbline Spinoff – CURB Employees)*	Submitted electronically herewith
10.10	Form of Performance-Based LTIP Unit Award Agreement for CEO*	Submitted electronically herewith
10.11	Form of Performance-Based LTIP Unit Award Agreement for Executives*	Submitted electronically herewith
10.12	Form of Performance-Based Restricted Stock Award Agreement for Executives*	Submitted electronically herewith
10.13	Form of Time-Based LTIP Units Award Agreement for Executives*	Submitted electronically herewith
10.14	Form of Time-Based Restricted Stock Award Agreement for Executives*	Submitted electronically herewith
10.15	Form of Time-Based Restricted Stock Award Agreement for Independent Directors*	Submitted electronically herewith
10.16	Form of Director and Officer Indemnification Agreement*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.17	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.18	First Amendment to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes*	Submitted electronically herewith
10.19	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and Conor M. Fennerty*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.20	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and John Cattonar*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.21	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and Lesley H. Solomon*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
19.1	Policy on Insider Trading	Submitted electronically herewith
21.1	List of Subsidiaries of Curbline Properties Corp.	Submitted electronically herewith
23.1	Consent of Independent Registered Public Accounting Firm	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
97.1	Compensation Clawback Policy	Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.	Submitted electronically herewith

* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

Curbline Properties Corp.

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curbline Properties Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curbline Properties Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 21, 2025

We have served as the Company’s auditor since 2024.

-

CURBLINE PROPERTIES CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2024	2023
Assets
Land	$490,563	$316,212
Buildings	841,912	622,414
Fixtures and tenant improvements	80,636	58,676
	1,413,111	997,302
Less: Accumulated depreciation	(165,350)	(136,168)
	1,247,761	861,134
Construction in progress and land	14,456	13,504
Total real estate assets, net	1,262,217	874,638
Cash and cash equivalents	626,409	566
Restricted cash	—	155
Accounts receivable, net	15,887	11,528
Amounts receivable from SITE Centers	33,762	—
Intangible assets, net	82,670	34,330
Other assets	12,153	415
	$2,033,098	$921,632
Liabilities and Equity
Mortgage indebtedness, net	$—	$25,758
Below-market leases, net	40,149	21,243
Dividends payable	26,674	—
Accounts payable and other liabilities	23,718	11,993
Total liabilities	90,541	58,994
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 105,043,781 shares outstanding at December 31, 2024	1,050	—
Additional paid-in-capital	1,954,548	—
Accumulated distributions in excess of net income	(15,021)	—
Net parent investment	—	862,638
Accumulated other comprehensive income	1,207	—
Total stockholders’ equity	1,941,784	862,638
Non-controlling interests	773	—
Total equity	1,942,557	862,638
	$2,033,098	$921,632

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenues from operations:
Rental income	$120,028	$93,004	$72,855
Other income	853	656	281
	120,881	93,660	73,136
Rental operation expenses:
Operating and maintenance	14,159	10,653	7,385
Real estate taxes	13,444	11,261	7,990
General and administrative	17,439	5,215	3,775
Depreciation and amortization	41,911	31,993	26,627
	86,953	59,122	45,777
Other income (expense):
Interest expense	(901)	(1,520)	(1,619)
Interest income	7,810	—	—
Other income (expense), net	(30,560)	(2,376)	(10)
Gain on disposition of real estate	—	371	—
Income before tax expense	10,277	31,013	25,730
Income tax expense	(4)	—	—
Net income	$10,273	$31,013	$25,730
Income attributable to non-controlling interests	(11)	—	—
Net income attributable to Curbline	$10,262	$31,013	$25,730

Per share data:
Basic	$0.10	$0.30	$0.25
Diluted	$0.09	$0.30	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$10,273	$31,013	$25,730
Change in cash flow hedges	1,208	—	—
Comprehensive income	$11,481	$31,013	$25,730
Comprehensive income attributable to non-controlling interests	(1)	—	—
Net income attributable to non-controlling interests	(11)	—	—
Total comprehensive income attributable to Curbline	$11,469	$31,013	$25,730

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Curbline Equity
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Net Parent Investment	Accumulated Other Comprehensive Income	Total Stockholders’ and Parent Company Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2021					$388,913		$388,913		$388,913
Acquisition of non-controlling interests					(411)		(411)		(411)
Net transactions with SITE Centers					277,546		277,546		277,546
Net income					25,730		25,730		25,730
Balance, December 31, 2022	—	—	—	—	691,778	—	691,778	—	691,778
Net transactions with SITE Centers					139,847		139,847		139,847
Net income					31,013		31,013		31,013
Balance, December 31, 2023	—	—	—	—	862,638	—	862,638	—	862,638
Net transactions with SITE Centers prior to Spin-Off	—	—	—	—	255,583	—	255,583	—	255,583
Common stock issued in connection with the Spin-Off	104,860	1,049	1,115,973	—	(1,117,022)	—	—	—	—
Net transfers from SITE Centers	—	—	835,728	—	—	—	835,728	—	835,728
Issuance of common stock related to stock plans	2	—	52	—	—	—	52	—	52
Stock-based compensation, net	182	1	2,780	—	—	—	2,781	968	3,749
Dividend and distributions, net declared	—	—	(19)	(26,482)	—	—	(26,501)	(173)	(26,674)
Rebalancing of non-controlling interests	—	—	34	—	—	—	34	(34)	—
Other comprehensive income	—	—	—	—	—	1,207	1,207	1	1,208
Net income	—	—	—	11,461	(1,199)		10,262	11	10,273
Balance, December 31, 2024	105,044	$1,050	$1,954,548	$(15,021)	$—	$1,207	$1,941,784	$773	$1,942,557

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$10,273	$31,013	$25,730
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	41,911	31,993	26,627
Amortization and write-off of debt issuance costs	346	161	161
Stock -based compensation	3,825	—	—
Gain on disposition of real estate	—	(371)	—
Assumption of buildings due to ground lease terminations	(2,678)	—	—
Net change in accounts receivable	(859)	(2,667)	(1,773)
Net change in accounts payable and accrued expenses	6,168	(753)	(1,582)
Net change in other operating assets and liabilities	(4,726)	(135)	722
Total adjustments	43,987	28,228	24,155
Net cash flow provided by operating activities	54,260	59,241	49,885
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(418,701)	(163,423)	(304,587)
Deposits for future acquisitions	(913)	—	—
Real estate improvements to operating real estate	(17,787)	(23,164)	(18,877)
Proceeds from disposition of real estate	—	563	—
Net cash flow used for investing activities	(437,401)	(186,024)	(323,464)
Cash flow from financing activities:
Repayment of mortgage debt	(25,651)	(12,933)	(3,801)
Payment of debt issuance costs	(5,034)	—	—
Purchase of common stock in conjunction with equity award plans	(23)	—	—
Acquisition of non-controlling interests	—	—	(411)
Transactions with Parent	1,039,537	139,847	277,546
Net cash flow provided by financing activities	1,008,829	126,914	273,334

Net increase (decrease) in cash, cash equivalents and restricted cash	625,688	131	(245)
Cash, cash equivalents and restricted cash, beginning of period	721	590	835
Cash, cash equivalents and restricted cash, end of period	$626,409	$721	$590

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers located in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of December 31, 2024, Curbline owned, from a legal perspective, approximately 99.15% of the outstanding OP Units, including all of the outstanding Common Units, with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry.

On October 1, 2024 (the “Spin-Off Date”), Curbline, the Operating Partnership and SITE Centers Corp. (“SITE Centers”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers transferred its portfolio of convenience shopping centers, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of SITE Centers as of September 23, 2024, the record date (the “Spin-Off”). On the Spin-Off Date, holders of SITE Centers’ common shares received two shares of common stock of Curbline for every one common share of SITE Centers held on the record date. On the Spin-Off Date, Curbline’s portfolio was comprised of 79 convenience shopping centers consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) which are geographically diversified principally across the Southeast, Mid-Atlantic, Southwest and Mountain regions along with Texas. As of December 31, 2024, the Company owned 97 convenience shopping centers consisting of 3.1 million square feet of GLA. Amounts relating to the number of properties and GLA are unaudited.

The Company plans to elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods. The Company is operated through an umbrella partnership, commonly referred to as an “UPREIT” structure, in which substantially all of the Company’s properties and assets are held through a subsidiary, Curbline Properties LP. As the sole general partner of the Operating Partnership, the Company has exclusive control of the Operating Partnership’s day-to-day management. The Company is not expected to conduct any material business itself, other than acting as the sole general partner of the Operating Partnership, guaranteeing certain debt of the Operating Partnership and issuing equity from time to time.

Prior to the Spin-Off

For periods prior to October 1, 2024, the accompanying historical consolidated financial statements and related notes of the Company do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements and presented herein, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination.

As of October 1, 2024, the Curbline portfolio consisted of 79 convenience shopping centers, including 26 properties that were carved out of existing shopping centers owned by SITE Centers. The Company’s process of allocating the land value to the carved-out properties was to conclude, as of the original acquisition date, the fair value per square foot of the convenience land with the residual value allocated to the existing shopping center, which was validated with market comparisons. The Company’s process of allocating the building value at the convenience property, as compared to the shopping center, is based on annualized base rent as of the date of acquisition or based on specific identification of costs for ground up developments as of the date placed in service. The Company’s process of allocating mortgage indebtedness and interest expense for these properties was based on the percentage of total assets at acquisition date or refinancing. The mortgages related to the carved out assets were repaid during the years ended December 31, 2022 and 2021.

These consolidated financial statements reflect the revenues and direct expenses of the Company and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. Net parent investment reflected on the consolidated statements of equity prior to the Spin-Off date represents the excess of total assets over total liabilities. Net parent investment is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the Spin-Off, as well as the allocated costs and expenses described below.

Further, the consolidated financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs using the relative percentage of GLA of the Company and SITE Centers’ management’s knowledge of the Company. The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity during the applicable periods. The Company believes the assumptions underlying the allocation of indirect expenses are reasonable.

Other income (expense), net on the consolidated statements of operations includes $30.8 million and $2.3 million of transactions costs, primarily advisory, legal and professional fees, for the years ended December 31, 2024 and 2023, respectively, relating to the Spin-Off.

Use of Estimates in Preparation of Financial Statements

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the results of the Company, the Operating Partnership and their consolidated subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as non-controlling interests. These non-controlling interests are held by members of management in the form of LTIP Units issued pursuant to the Company’s 2024 Equity and Incentive Compensation Plan. All significant inter-company balances and transactions have been eliminated in consolidation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Years Ended
	December 31,
	2024	2023	2022
Accounts payable related to construction in progress	$1.1	$1.5	$3.9
Accounts payable related to future acquisitions	0.4	—	—
Contribution of net assets from SITE Centers	51.8	—	—
Assumption of buildings due to ground lease terminations	2.7	—	—
Dividends declared, but not paid	26.7	—	—

Real Estate

Real estate assets, which include construction in progress and undeveloped land, are stated at cost less accumulated depreciation. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 22 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in progress and land primarily relates to convenience shopping center redevelopment projects. The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $1.1 million, $0.6 million and $0.7 million in 2024, 2023 and 2022, respectively.

In 2023, Gain on disposition of real estate is a result of condemnation proceeds in excess of land value.

Purchase Price Accounting

The Company’s acquisitions were accounted for as asset acquisitions, and the Company capitalized the acquisition costs incurred. Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally including above- and below-market leases and in-place leases. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition.

The fair value of land of an acquired property considers the value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying a capitalization rate to property net operating income based upon market leasing assumptions. Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual rents and estimated market rents, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term plus the estimated term of any below-market, renewal options for below-market leases. The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate. The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant. Such amounts are amortized to expense over the remaining initial lease term.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur. Decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. For operational real estate assets, the significant valuation assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded during the years ended December 31, 2024, 2023 and 2022.

Interest Paid

Interest paid on the Company’s mortgage indebtedness during the years ended December 31, 2024, 2023 and 2022, aggregated $0.5 million, $1.7 million and $1.7 million, respectively. Total gross fees paid by the Company for its revolving credit facility and term loan in 2024 was $0.2 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments and real estate taxes, as required pursuant to the applicable loan agreement. For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Rental income has been reduced for amounts the Company believes are not probable of being collected. The Company analyzes tenant credit worthiness, as well as current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable. In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position. For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable. The time to resolve these claims may exceed one year. These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected. See the discussion below, under Revenue Recognition regarding cash-basis tenants.

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (including contract disputes) of $0.3 million at both December 31, 2024 and 2023. Accounts receivable are generally expected to be collected within one year. At December 31, 2024 and 2023, straight-line rents receivable, net of a provision for uncollectible amounts of $0.3 million for both years ended, aggregated $9.9 million and $8.0 million, respectively.

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability, or as an asset until the term loan is drawn upon. Debt issuance costs related to the Company’s revolving credit facility remain classified as an asset on the consolidated balance sheets as these costs are, at the outset, not associated with an outstanding borrowing. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

Revenue Recognition

The Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance. Rental income on the consolidated statements of operations includes contractual lease payments that generally consist of the following:

•
Fixed-lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance and are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 20 years, and include the effects of applicable rent steps and abatements;
•
Variable lease payments, which include overage income, recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease and percentage income;
•
Variable lease payments associated with expense reimbursements from tenants for common area maintenance, taxes, insurance and other property operating expenses, based upon the tenant’s lease provisions, which are recognized in the period the related expenses are incurred;
•
Lease termination payments, which are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease; and
•
Ancillary and other property-related rental payments, primarily composed of parking and advertisement income, which are recognized in the period earned.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting. As a result, all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income, and no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received. The Company will remove the cash basis designation and resume recording rental income from such tenants on a straight-line basis at such time it believes collection from the tenants is probable based upon a demonstrated payment history, improved liquidity, the addition of credit-worthy guarantors or a recapitalization event.

Leases

The Company’s accounting policies as a lessor exclude from lease payments taxes assessed by a governmental authority that are both imposed on and concurrent with rental income and collected by the lessor from the lessee (e.g., sales tax).

Equity-Based Plans

The Company granted LTIP Units and restricted stock awards to its officers, employees and board of directors. The Company has restricted stock units outstanding due to the conversion of awards from SITE Centers. Dividends or dividend equivalents are paid on unvested restricted stock awards and unvested restricted stock units which make these grants participating securities.

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value and the expense is recognized ratably over the vesting period and forfeitures are recognized in the period in which they occur.

Income Taxes

The Company intends to make an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its stockholders equal to at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.

The Company conducts certain activities that it would not be able to engage in directly and maintain its REIT qualification through entities that elect to be treated as taxable REIT subsidiaries (“TRSs”) under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities. In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its two TRSs to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT or Operating Partnership.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the years ended December 31, 2024 and 2023, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.

Deferred Tax Assets

The Company accounts for income taxes related to its two TRSs under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying values and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded against the deferred tax assets when the Company determines that an uncertainty exists regarding their realization, which would eliminate the benefit of deferred tax assets or increase the provision for income taxes. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and must be consistent with the plans and estimates that the Company is utilizing to manage its business. As a result, to the extent facts and circumstances change, an assessment of the need for a valuation allowance should be made.

Segments

The Company has a single operating segment. The Company’s convenience shopping centers have common characteristics and are managed on a consolidated basis. The Company does not differentiate among properties on a geographical basis, or any other basis for purposes of allocating resources or capital. The Company’s Chief Operating Decision Maker (“CODM”) may review operational and financial data on an ad-hoc basis at a property level.

The Company’s CODM is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income as reported on the consolidated statements of operations. In addition, the CODM uses net operating income (“NOI”) as a supplemental measure to evaluate and assess the performance of the Company’s operating portfolio. The Company defines NOI as property revenues less property-related expenses and excludes depreciation and amortization expense, interest income and expense and corporate level transactions. The CODM reviews significant expenses associated with the Company’s single operating segment which are presented on the consolidated statements of operations. The CODM uses net income and NOI to evaluate income generated from the Company’s shopping centers in deciding whether to reinvest or allocate profits to capital expenditures, acquisitions or dividends. Net income and NOI are also used to monitor budget versus actual results in assessing the performance of the Company’s properties. The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets.

Derivative and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

Fair Value Hierarchy

The standard Fair Value Measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy:

• Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2

Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals; and

• Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Non-controlling Interests

Non-controlling interests in consolidated subsidiaries represent the portion of equity that the Company does not own in those entities that we consolidate. The Company identifies non-controlling interests separately within the equity section on the consolidated balance sheets. Non-controlling interests in the Operating Partnership include limited partnership interests in the Operating Partnership in the form of LTIP Unit awards classified as equity.

Recently Issued Accounting Standards

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023. There are aspects of this ASU that apply to entities with one reportable segment. The Company adopted this standard as of December 31, 2024 and it did not have a material impact on the Company’s financial position and/or result of operations.

Income Taxes. In December 2023, the FASB issued ASU 2023-09 which enhances income tax disclosure requirements in accordance with FASB ASC 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024. The Company will review the extent of the new disclosure necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or result of operations.

Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, which requires additional disaggregated disclosure about certain income statement expense line items. ASU 2024-03 is effective for annual reporting years beginning after December 15, 2026 and interim periods within the fiscal years beginning after December 15, 2027. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

2.
Acquisitions

During 2024 and 2023, the Company acquired 32 and 12 convenience shopping centers for a gross purchase price of $425.3 million and $165.1 million of real estate, respectively. The fair value of the acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2024	2023	2024	2023
Land	$174,737	$56,174	N/A	N/A
Buildings	211,848	94,260	(A)	(A)
Tenant improvements	11,083	5,720	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	45,705	16,480	7.6	7.1
Other assets assumed	658	—	N/A	N/A
	444,031	172,634
Less: Below-market leases	(22,124)	(8,330)	16.2	16.0
Less: Other liabilities assumed	(3,206)	(881)	N/A	N/A
Net assets acquired	$418,701	$163,423

(A)
Depreciated in accordance with the Company’s policy (Note 1).

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations are $10.7 million, $6.3 million and $15.0 million in total revenues from the date of acquisition through December 31, 2024, 2023 and 2022, respectively, for properties acquired during each of the respective years.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$78,997	$(28,533)	$50,464
Above-market leases	4,573	(2,133)	2,440
Lease origination costs	19,122	(4,338)	14,784
Tenant relationships	652	(528)	124
Below-market leases (as lessee)(A)	14,893	(35)	14,858
Total intangible assets, net	$118,237	$(35,567)	$82,670
Other assets:
Prepaid expenses			$3,620
Other assets			1,319
Deposits			1,201
Swap receivable			1,208
Deferred charges, net(B)			4,805
Total other assets			$12,153
	Liability	Accumulated Amortization	Net
Below-market leases, net	$47,226	$(7,077)	$40,149

(A)
In connection with the sale of two assets by SITE Centers in June 2024 to unrelated third parties, intercompany ground leases related to certain portions of land that had initial terms of 90-years and 99-years, respectively, with a fixed, prepaid rent of $1 were assumed by the buyers. Such intercompany ground leases were previously eliminated in consolidation and treated as a sale leaseback when the shopping centers were sold. The leased back land pertains to land underlying convenience assets that were retained by the Company. Upon sale of the shopping centers, the Company recognized below-market ground lease assets of approximately $13.7 million. In addition, this amount includes $1.2 million related to a below-market lease option for a portion of the SITE Centers’ Beachwood headquarters included in the Shared Services Agreement (Note 12). No amortization of this amount will occur until the option is exercised.
(B)
Includes $5.1 million of fees incurred to obtain the Revolving Credit Facility and Term Loan Facility (each as defined below) on October 1, 2024 (Note 5).

	December 31, 2023
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$46,839	$(20,277)	$26,562
Above-market leases	3,458	(1,706)	1,752
Lease origination costs	8,548	(2,678)	5,870
Tenant relationships	651	(505)	146
Total intangible assets, net	$59,496	$(25,166)	$34,330
Other assets:
Prepaid expenses			$102
Deposits			313
Total other assets			$415

	Liability	Accumulated Amortization	Net
Below-market leases, net	$25,893	$(4,650)	$21,243

Amortization related to the Company’s intangibles was as follows (in thousands):

Year	Income	Expense
2024	$2,710	$10,669
2023	1,505	8,125
2022	1,039	7,607

Estimated net future amortization associated with the Company’s intangibles is as follows (in thousands):

Year	Income	Expense
2025	$3,100	$15,073
2026	3,018	11,926
2027	2,893	8,996
2028	2,781	6,787
2029	2,634	5,231

4.
Leases

Lessee

Pursuant to the Shared Services Agreement, Curbline has the right to use the SITE Centers’ office space including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement (Note 12) is variable and the embedded lease rent expense of $0.4 million is included in general and administrative expense on the consolidated statements of operations.

Lessor

Space in the Company’s convenience shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 20 years and for rents which, in some cases, are subject to upward adjustments based on contractual increases, operating expense levels, or sales volume as defined in the lease agreements.

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental income:
Fixed lease income(A)	$86,671	$69,828	$55,941
Variable lease income(B)	31,126	22,078	16,061
Above-market and below-market leases amortization, net	2,710	1,505	1,039
Uncollectible revenue(C)	(479)	(407)	(186)
Total rental income	$120,028	$93,004	$72,855
(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.
(C)
The amounts represent adjustments associated with potentially uncollectible revenue and disputed amounts.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis) as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2025	$101,681
2026	95,305
2027	85,421
2028	71,089
2029	57,519
Thereafter	198,316
Total	$609,331

5.
Indebtedness

Mortgage Indebtedness

The Company had no outstanding mortgage indebtedness at December 31, 2024.

The terms of the Company’s outstanding mortgages payable at December 31, 2023 were as follows ($ in thousands):

	Interest	Maturity	December 31,
Name	Rate	Date	2023
Shoppes at Addison Place (North), Florida(A)	4.70%	February 2025	$8,701
Shoppes at Addison Place (South), Florida(A)	3.77%	February 2025	6,586
Shoppes at Addison Place (Outlot), Florida(A)	3.77%	February 2025	1,264
Southtown Center, Florida(A)	4.20%	May 2025	9,100
			25,651
Unamortized fair market value of assumed debt			201
Deferred financing costs, net of accumulated
amortization of $250			(94)
			$25,758

(A)
Repaid in May 2024.

The mortgage indebtedness, collateralized by real estate with a net book value of $56.2 million at December 31, 2023, and related tenant leases were generally due in monthly installments of principal and/or interest. There were no covenants associated with any of the mortgages.

Revolving Credit Facility and Term Loan Facility

In connection with the Spin-Off, on October 1, 2024, the Company and the Operating Partnership entered into a Credit Agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for (i) an unsecured revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and (ii) an unsecured, delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility also provides a $35.0 million sublimit for letters of credit. The aggregate amount available under the Credit Facilities may be increased to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The Revolving Credit Facility matures in October 2028, subject to two six-month options to extend the maturity to October 2029 subject to the satisfaction of certain conditions. Any loan under the Term Loan Facility will mature in October 2027, subject to two one-year options to extend its maturity to October 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. No amounts have been drawn on the Credit Facilities as of December 31, 2024.

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

Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The Term Loan Facility also provides for the payment of a ticking fee. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin will be based on the Company’s IG Rating. In October 2024, the Company entered into a $100.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility at 3.578%, from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility will be fixed at 5.078% based on the loan’s current applicable spread.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Other Liabilities

The carrying amounts reported in the Company’s consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Mortgage Indebtedness

The fair market value of debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value, and is classified as Level 3 in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At December 31, 2023, the carrying amount of mortgage indebtedness was $25.8 million and the fair value was $24.8 million. There is no mortgage indebtedness outstanding at December 31, 2024.

Items Measured on Fair Value on a Recurring Basis - Derivatives

The Company has a forward pay-fixed interest rate swap to manage some of its exposure to future changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates

(forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

The Company maintains swap agreements (included in other assets) measured at fair value on a recurring basis. As of December 31, 2024, the fair value of the Company’s swap agreement is $1.2 million and is classified as level 2 measurement on the fair value hierarchy.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and, from time to time, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses swaps and caps as part of its interest rate risk management strategy. The swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2024, the Company had one effective forward starting swap with a notional amount of $100.0 million, expiring in October 2028, which converts the variable-rate SOFR component of the interest rate applicable to its Term Loan Facility to a fixed rate of 3.578% (Note 5).

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge are recorded in Accumulated Other Comprehensive Income (“OCI”) and are subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $0.3 million.

The Company is exposed to credit risk in the event of non-performance by the counterparty to the swap if the derivative position has a positive balance. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Credit Risk-Related Contingent Features

The Company has an agreement with the swap counterparty that contains a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on the swap, resulting in an acceleration of payment under the swap.

7.
Commitments and Contingencies

Legal Matters

The Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Commitments and Guaranties

In conjunction with the redevelopment of various convenience shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.1 million for its consolidated properties as of December 31, 2024. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flows. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.3 million related to the maintenance of its properties and general and administrative expenses.

8.
Accumulated Other Comprehensive Income

There were no changes in Accumulated OCI for the years ended December 31, 2023 and 2022. The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2023	$—
Change in fair value of cash flow hedges	1,208
Comprehensive income attributable to non-controlling interests	(1)
Balance, December 31, 2024(A)	$1,207

(A)
Includes derivative financial instruments entered into by the Company on its Term Loan Facility (Note 5)
9.
Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

The Company’s equity and incentive compensation award plan provides for grants to Company employees, officers and non-employee directors of incentive and non-qualified options to purchase common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, partnership units in the Operating Partnership and certain other awards based on or related to Company common stock (including LTIP Units and other interests in the Operating Partnership exchangeable for equity of the Company). Under the terms of the plan, 6.9 million shares of common stock were available for grant of future awards as of December 31, 2024.

The awards granted from the plan are summarized as follows:

Year ended December 31,
2024
RSUs	988,317
RSAs(A)	80,858
Service-based LTIP Units	116,532
Performance-Based Restricted Stock Awards	103,584
Performance-Based LTIP Units	789,816
2,079,107

(A)
Includes 3,170 shares that vested immediately upon grant.

Restricted Stock Units

In general, pursuant to the Employee Matters Agreement entered into in connection with the Spin-Off, outstanding SITE Centers performance-based and service-based RSU awards outstanding immediately prior to the Spin-Off were converted into Curbline service-based RSU awards immediately after the Spin-Off, with substantially the same intrinsic value that the number of SITE Centers RSUs determined to have been outstanding as of the Spin-Off Date had immediately prior to the Spin-Off. These awards continue to be subject to substantially the same vesting periods, at various times through 2028, after the Spin-Off that applied to such awards prior to the Spin-Off. Dividend equivalents are paid on the unvested RSUs on a current basis.

Restricted Stock Awards

As a component of compensation to the Company’s non-employee directors, the Company issued 77,688 restricted shares of common stock to the non-employee directors in October 2024. The grant value was equal to the market value of the Company’s common stock at the date of grant. These shares of common stock will vest in equal annual amounts over a three-year period. Dividends are paid on the restricted shares on a current basis.

LTIP Units

LTIP Units represent limited partnership units in the Operating Partnership, an entity through which the Company conducts its business, and are structured to qualify as “profits interests” for federal income tax purposes. Awards of LTIP Units shall be valued by reference to our common stock. When issued, LTIP Units do not have full parity, on a per unit basis, with the Common Units. To the extent they receive sufficient allocations of book gain for tax purposes, the LTIP Units can over time achieve full parity with Common Units, at which time vested LTIP Units will be converted into Common Units on a one-for-one basis. Vested LTIP Units that have not achieved full parity with Common Units may also convert into Common Units on a less than a one-for-one basis based on relative capital accounts. Regular and other non-liquidating distributions will be made by the Operating Partnership with respect to unvested LTIP Units as provided in the applicable award agreement for such units. Each Common Unit acquired upon conversion of a vested LTIP Unit may be presented, at the election of the holder, for redemption for cash equal to the market price of a share of common stock of the Company, except that the Company may, at its election, acquire each Common Unit so presented for one share of common stock, subject to certain adjustments. Generally, LTIP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of common stock underlying such LTIP Units, though receipt of such distributions may be delayed or made contingent on vesting.

On October 15, 2024, the CEO was granted service-based LTIP Units pursuant to his employment agreement with a value of $2.7 million, which equated to 116,532 LTIP Units, which will vest ratably over a four-year period with the first vesting date being October 15, 2025, subject to his continued employment. The grant value was equal to the market value of the Company’s common stock at the date of grant.

Performance-Based Equity Awards

In October 2024, the Board of Directors approved a grant of a performance equity award to the Company’s Chief Executive Officer (“CEO”). The CEO elected to receive the grant in the form of 776,868 Performance-Based LTIP Units (“PB LTIPs”). The PB LTIPs may be converted into Common Units at the later of (a) vesting or (b) when the book-up target of the Performance LTIPs becomes zero. Common Units may then be redeemed for cash or shares of Curbline common stock, at the option of the Company. The PB LTIPs were granted based on the “maximum” number of units that could be earned, and any units not earned at the end of the performance period will be forfeited. The PB LTIPs are subject to a five-year performance period beginning on October 15, 2024 through November 20, 2029. The number of PB LTIPs that may be earned will vary from 0% to 100% of the maximum number based (1) 50% on relative total shareholder return measured over the applicable performance period and (2) 50% on Operating Funds from Operations (“Operating FFO”) growth. In general, the PB LTIPs will be earned based on performance evaluated at the end of approximately three-year, four-year and five-year performance periods regarding 25%, 25% and 50%, respectively, of the award (with opportunities at the end of the four-year and five-year performance periods to earn amounts that had not been earned at the end of the prior performance periods, up to 100% of the maximum amount of such award). Distributions are paid in cash on a deferred and contingent basis.

Also, in October 2024, the Board of Directors approved grants of performance equity awards to three other executive officers. Two officers elected grants in the form of Performance-Based Restricted Stock Awards aggregating 103,584 shares (“PRSAs”) and one officer elected a grant in the form of 12,948 PB LTIPs. These awards were granted based on the “maximum” number of shares or units that could be earned, and any shares or units not earned at the end of the performance period will be forfeited. These awards are subject to a three-year performance period beginning on October 15, 2024 through November 19, 2027. The number of shares or units that may be earned will vary from 0% to 100% of the maximum number based (1) 50% on relative total shareholder return measured over the applicable performance period and (2) 50% on Operating FFO growth. Dividends or distributions are paid in cash on a deferred and contingent basis.

The assumptions used to determine the fair value of the 50% on relative total shareholder return portion of the performance-based equity awards is as follows:

Performance Units	CEO PB LTIP Grant Inputs	NEO Grants Inputs
Grant date	October 15, 2024	October 15, 2024
Term	5 years	3 years
Expected stock price volatility	42.8%	27.4%
Expected dividend yield	3%	3%
Risk-free interest rate	3.9%	3.9%
Fair value of performance unit grants (in millions)	$6.0	$0.8

The fair value of the 50% on Operating FFO growth portion of the performance-based equity awards was determined based upon the grant date fair value and considers management’s expectations of achievement of the award on each balance sheet date.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards (in thousands):

	RSUs, RSAs & PRSAs Awards	Weighted-Average Grant Date Fair Value	LTIP Awards	Weighted-Average Grant Date Fair Value
Unvested at October 1, 2024 (A)	988,317	N/A	—	—
Granted	184,442	$24.45	906,348	$30.04
Vested	(3,170)	23.68	—	—
Unvested at December 31, 2024	1,169,589	$22.52	906,348	$30.04

(A)
RSUs converted from SITE Centers RSUs as of the Spin-Off Date.

As of December 31, 2024, total unrecognized compensation for the awards granted under the plans as summarized in the table above was $29.8 million, which is expected to be recognized over a weighted-average 3.5-year term.

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the awards discussed above and service-based LTIP Units for the year ended December 31, 2024, consisted of the following (in thousands):

Year ended December 31,
Non-Cash Compensation Expense	2024
RSUs	$2,520
RSAs	224
Service-based LTIP Units	295
PRSAs	113
PB LTIPs	673
Total non-cash compensation expense	$3,825

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code. Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan, a non-qualified plan, which permits the deferral of cash base salaries, commissions and annual performance-based cash bonuses. All of these plans were fully funded at December 31, 2024.

10.
Non-Controlling Interests

In 2021, the Company acquired its partner’s 33% interest in Paradise Village Gateway (Phoenix, Arizona), which had a value of non-controlling interests of negative $1.1 million, for $5.5 million. In 2022, the Company paid an additional $0.4 million in earnouts, which are reflected in the Company’s consolidated statements of equity as part of the net parent investment.

Non-controlling interests in the Operating Partnership include limited partnership interests in the Operating Partnership in the form of LTIP Unit awards classified as equity. Net income allocated to the non-controlling interests related to the service-based LTIP Units is based on the weighted average ownership during the period. The Company will adjust the carrying value of the non-controlling interests to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments will be recorded to additional paid-in capital as a rebalancing of non-controlling interests on the accompanying consolidated statements of equity.

11.
Earnings Per Share

The Company’s cash dividend declared in 2024 was $0.25 per share of common stock. The calculation of basic and diluted earnings per share for any period presented prior to Spin-Off from SITE Centers was based on the number of shares outstanding on October 1, 2024. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no Curbline stock-based awards outstanding prior to the Spin-Off date.

The following table provides a reconciliation of net income and the number of shares of common stock used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of shares of common stock outstanding without regard to potentially dilutive shares of common stock, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2024	2023	2022
Numerators – Basic and Diluted
Continuing Operations:
Net income	$10,273	$31,013	$25,730
Income attributable to non-controlling interests	(11)	—	—
Earnings attributable to unvested shares	(267)	—	—
Net income attributable to common stockholders after allocation to participating securities	$9,995	$31,013	$25,730

Denominators – Number of Shares
Basic – Average shares outstanding	104,860	104,860	104,860
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	355	N/A	N/A
Diluted – Average shares outstanding	105,215	104,860	104,860

Earnings Per Share:
Basic	$0.10	$0.30	$0.25
Diluted	$0.09	$0.30	$0.25

Basic average shares outstanding do not include RSUs totaling 1.0 million and RSAs totaling 0.2 million that were not vested at December 31, 2024 (Note 9). Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PB LTIPs and PRSAs issued to certain executives were considered dilutive and included in the computation of diluted EPS (Note 9) for the year ended December 31, 2024.

12.
Agreements and Transactions with SITE Centers

Following the Spin-Off, Curbline operates as an independent public company. To govern certain ongoing relationships between the Company, the Operating Partnership and SITE Centers after the distribution, and to provide for the allocation among the Company, the Operating Partnership, and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the separation of the Company and the Operating Partnership from SITE Centers, the Company, the Operating Partnership and SITE Centers entered into agreements pursuant to which certain services and rights will be provided following the Spin-Off, and the Company, the Operating Partnership and SITE Centers will indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, as well as the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement (each as defined below) and other agreements governing ongoing relationships have been and will be negotiated between related parties and their terms, including fees and other amounts payable, may not be on the same terms as if they had been negotiated at arm’s length with an unaffiliated third party.

Separation and Distribution Agreement

The Company, the Operating Partnership and SITE Centers entered into a separation and distribution agreement (the “Separation and Distribution Agreement”), which sets forth, among other things, the Company’s and the Operating Partnership’s agreements with SITE Centers regarding the principal transactions necessary to separate the Company and the Operating Partnership from SITE Centers, including providing for the allocation among the Company, the Operating Partnership and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the separation of the Company and the Operating Partnership from SITE Centers and the transfer of $800.0 million of unrestricted cash. Furthermore, the Separation and Distribution Agreement governs the rights and obligations among the Company, the Operating Partnership and SITE Centers regarding the Spin-Off both prior to and following the completion of the separation.

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At the time of the Spin-Off, such redevelopment projects were estimated to cost $33.7 million to complete. At December 31, 2024, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $32.9 million.

Tax Matters Agreement

The Company and the Operating Partnership entered into a tax matters agreement (the “Tax Matters Agreement”) with SITE Centers that governs the respective rights, responsibilities and obligations of the Company, the Operating Partnership and SITE Centers after the Spin-Off with respect to various tax matters. The Tax Matters Agreement requires (i) SITE Centers to (a) represent that commencing with its taxable year ending in December 31, 1993 through its taxable year ending on December 31, 2023, SITE Centers was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code and (b) covenant to qualify as a REIT under the Code for its taxable year ending December 31, 2024 (unless SITE Centers obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service, or IRS, to the effect that SITE Centers’ failure to maintain its REIT status will not cause the Company to fail to qualify as a REIT) and (ii) the Company to covenant to (a) be organized and operated so that it will qualify as a REIT for its initial taxable year ending December 31, 2024 and (b) elect to be taxed as a REIT commencing with its initial taxable year ending December 31, 2024.

Employee Matters Agreement

In connection with the Spin-Off, the Company and the Operating Partnership entered into an employee matters agreement (the “Employee Matters Agreement”) with SITE Centers that governs the respective rights, responsibilities, and obligations of the Company, the Operating Partnership and SITE Centers after the separation with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits and other employment, compensation and benefit-related matters.

Shared Services Agreement

The Company, the Operating Partnership and SITE Centers entered into a shared services agreement (the “Shared Services Agreement”), subject to the supervision of the SITE Centers’ board of directors and executives, pursuant to which SITE Centers provides the Operating Partnership with certain services and the Operating Partnership or its affiliates provides SITE Centers with certain services, in each case for the term of the Shared Services Agreement. Pursuant to the Shared Services Agreement, the Operating Partnership or its affiliates will provide SITE Centers (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to SITE Centers, including supervising various business functions of SITE Centers necessary for the day-to-day management operations of SITE Centers and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to SITE Centers. The Shared Services Agreement also requires SITE Centers to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of SITE Centers’ assets, offices and other resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to the Company. The agreement also provides the Company an option to lease a portion of SITE Centers’ Beachwood headquarters which is exercisable until the earlier of the three-year anniversary of the agreement or termination of the agreement as noted below. The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statement of operations which amounted to $0.5 million for year ending December 31, 2024.

The Operating Partnership has the authority to supervise the employees of SITE Centers and its affiliates and direct and control the day-to-day activities of such employees while such employees are providing services to the Operating Partnership or its affiliates under the Shared Services Agreement.

The Operating Partnership pays SITE Centers a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement in monthly installments each month in arrears no later than the tenth calendar day of each month based upon the Company’s Gross Revenue for the prior month. There is no separate fee paid by SITE Centers in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, SITE Centers will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event SITE Centers terminates the agreement for convenience on its second anniversary).

Other

The Company owns two properties subject to ground leases with SITE Centers. SITE Centers owns a portion of three properties subject to ground leases with the Company. No payments are due under these leases. These five properties are governed by Declarations of Easements, Covenants and Restrictions under which the declarant is responsible for the common area maintenance and of the shared common areas and real estate taxes of combined parcels and the other party is required to reimburse the declarant for its proportionate share of the expenses.

Summary

For the year ended December 31, 2024, the Company expensed $0.6 million of fees to SITE Centers, which are included in general and administrative expense on the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue. Amounts receivable from SITE Centers and amounts payable to SITE Centers (included in accounts payable other liabilities on the consolidated balance sheets) as of December 31, 2024 under the agreements described above aggregated $33.8 million and $1.8 million, respectively.

13.
Income Taxes

The Company intends to elect to qualify as a REIT for U.S. federal income tax purposes commencing with its initial taxable year ending on December 31, 2024. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and results of operations, various complex requirements under the Code relating to, among other things, the sources of the Company’s gross income, the composition and values of its assets, the Company’s distribution levels and the diversity of ownership of its stock. The Company believes that it has been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.

As long as the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its REIT taxable income that the Company distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which the Company lost its REIT qualification. Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income (including on any gain from a “prohibited transaction”) or property, and any income or gain derived through a TRS will be subject to U.S. federal corporate income taxes.

For U.S. federal Income tax purposes, the REIT and other non-controlling members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. The REIT is subject to certain federal, state and local taxes on its income and assets including taxes on undistributed earnings, taxes related to its TRSs, certain state and local income taxes, franchise taxes and transfer taxes. The REIT has elected to treat certain of its consolidated subsidiaries as TRSs pursuant to the Code. The TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants. The TRSs are subject to federal and state income tax at regular corporate tax rates. The Company intends to utilize its TRSs to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT.

For the year ended December 31, 2024, the Company made no net state or local tax payments and federal and state income tax expense is immaterial.

Reconciliation of GAAP net income attributable to Curbline to taxable income is as follows (in thousands):

GAAP net income attributable to Curbline, October 1, 2024-December 31, 2024	$11,461
Book/tax differences	8,923
Taxable income before adjustments	20,384
Less: Net operating loss carryforward	—
Less: Capital gains	—
Taxable income subject to the 90% dividend requirement	$20,384

Cash dividends declared applicable to tax year ended December 31, 2024 was in excess of taxable income. The Company satisfied its REIT distribution requirement by declaring a $0.25 distribution per share of common stock in 2024. The special cash distribution of $0.25 per share and was a split-year distribution with $0.194388 allocable to 2024 for federal income tax purposes and $0.055612 allocable to 2025 for federal income tax purposes. The taxability of such distribution for the year ended December 31, 2024 is as follows:

Distributions declared per share	$0.194388
Ordinary income	100%
Return of capital	—%
Capital gains	—%

14.
Subsequent Events

From January 1, 2025 through February 21, 2025, the Company acquired two convenience shopping centers for the purchase price of $7.7 million.

SCHEDULE II

Curbline Properties Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)	Balance at End of Year
Allowance for uncollectible accounts(A)
Year ended December 31, 2024	$260	$357	$(32)	$585
Year ended December 31, 2023	$146	$17	$97	$260
Year ended December 31, 2022	$—	$146	$—	$146

(A)
Includes allowances on straight-line rents.

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2024

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Alabaster, AL	$1,427	$2,953	$1,427	$2,953	$4,380	$20	$4,360	$—	2024 (A)
Huntsville, AL	1,454	2,745	1,454	2,745	4,199	19	4,180	—	2024 (A)
Madison, AL	2,044	4,776	2,044	4,776	6,820	34	6,786	—	2024 (A)
Montgomery, AL	757	1,541	757	1,541	2,298	10	2,288	—	2024 (A)
Opelika, AL	998	2,207	998	2,207	3,205	15	3,190	—	2024 (A)
Saraland, AL	1,050	1,246	1,050	1,246	2,296	11	2,285	—	2024 (A)
Chandler, AZ	1,417	3,490	1,417	3,497	4,914	319	4,595	—	2022 (A)
Gilbert, AZ	2,514	4,839	2,514	5,415	7,929	147	7,782	—	2024 (A)
Mesa, AZ	1,486	3,202	1,486	3,202	4,688	274	4,414	—	2022 (A)
Peoria, AZ	11,048	16,918	11,055	16,983	28,038	620	27,418	—	2023 (A)
Phoenix, AZ	5,631	4,177	5,631	5,685	11,316	3,742	7,574	—	1999 (A)
Phoenix, AZ	7,496	9,488	7,739	14,777	22,516	9,753	12,763	—	2003 (A)
Phoenix, AZ	1,349	593	1,349	593	1,942	30	1,912	—	2024 (A)
Scottsdale, AZ	6,424	7,684	6,431	7,707	14,138	833	13,305	—	2022 (A)
Scottsdale, AZ	1,756	4,404	1,756	4,410	6,166	396	5,770	—	2022 (A)
Surprise, AZ	14,564	14,882	14,564	14,882	29,446	-	29,446	—	2024 (A)
Tempe, AZ	2,451	4,640	2,451	4,655	7,106	431	6,675	—	2022 (A)
Chino Hills, CA	17,304	15,338	17,304	15,935	33,239	185	33,054	—	2024 (A)
Fontana, CA	3,661	8,993	3,661	9,579	13,240	3,157	10,083	—	2014 (A)
Lafayette, CA	21,431	36,076	21,406	36,240	57,646	3,442	54,204	—	2022 (A)
Lafayette, CA	6,808	32,751	6,809	34,070	40,879	3,209	37,670	—	2022 (A)
Oceanside , CA	4,458	7,202	4,459	7,202	11,661	125	11,536	—	2024 (A)
Rancho Santa Margarita, CA	8,790	13,793	8,790	13,793	22,583	113	22,470	—	2024 (A)
Roseville, CA	5,174	14,031	5,174	14,728	19,902	5,019	14,883	—	2014 (A)
Roseville, CA	6,544	21,423	6,544	23,070	29,614	8,012	21,602	—	2014 (A)
Arvada, CO	2,978	6,000	2,979	6,000	8,979	21	8,958	—	2024 (A)
Denver, CO	5,188	3,450	5,188	7,580	12,768	1,384	11,384	—	2003 (A)
Denver, CO	1,222	4,305	1,223	4,490	5,713	354	5,359	—	2022 (A)
Erie, CO	11,984	10,348	11,985	10,482	22,467	99	22,368	—	2024 (A)
Parker, CO	2,474	7,842	2,456	7,842	10,298	599	9,699	—	2023 (A)
Parker, CO	3,553	8,345	3,553	9,386	12,939	3,326	9,613	—	2003 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2024

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Boca Raton, FL	23,120	58,982	23,121	63,329	86,450	5,955	80,495	—	2022 (A)
Brandon, FL	734	2,682	734	3,039	3,773	1,219	2,554	—	2013 (A)
Casselberry, FL	3,002	1,052	3,002	1,934	4,936	159	4,777	—	2022 (A)
Delray Beach, FL	12,664	26,006	12,664	26,432	39,096	3,343	35,753	—	2021 (A)
Estero, FL	3,504	13,286	3,506	13,554	17,060	608	16,452	—	2023 (A)
Jupiter, FL	8,764	20,051	8,764	22,057	30,821	3,251	27,570	—	2020 (A)
Miami, FL	11,217	19,555	11,217	39,970	51,187	22,043	29,144	—	2007 (C)
Naples, FL	1,557	2,316	1,557	2,852	4,409	1,051	3,358	—	2013 (A)
Orlando, FL	7,606	5,439	7,606	5,582	13,188	54	13,134	—	2024 (A)
Palm Harbor, FL	1,137	4,089	1,137	6,235	7,372	4,870	2,502	—	1995 (A)
Plantation, FL	3,842	2,198	3,842	2,818	6,660	1,532	5,128	—	2007 (A)
St. Petersburg, FL	1,562	3,018	1,562	3,018	4,580	31	4,549	—	2024 (A)
Tamarac, FL	2,333	2,611	2,333	2,820	5,153	444	4,709	—	2021 (A)
Tampa, FL	10,000	10,907	10,000	11,780	21,780	2,087	19,693	—	2019 (A)
Vero Beach, FL	1,308	3,845	1,308	3,859	5,167	95	5,072	—	2024 (A)
Winter Garden, FL	20,340	25,345	19,820	28,363	48,183	10,001	38,182	—	2013 (A)
Alpharetta, GA	1,370	3,003	1,370	3,014	4,384	308	4,076	—	2022 (A)
Alpharetta, GA	1,489	7,489	1,378	7,452	8,830	456	8,374	—	2023 (A)
Atlanta, GA	15,302	13,892	15,302	13,892	29,194	188	29,006	—	2024 (A)
Atlanta, GA	12,358	17,103	12,365	17,657	30,022	2,257	27,765	—	2021 (A)
Atlanta, GA	2,719	5,379	2,719	5,688	8,407	516	7,891	—	2022 (A)
Cumming, GA	4,421	4,693	4,421	7,089	11,510	4,685	6,825	—	2003 (A)
Cumming, GA	2,432	9,148	2,432	10,096	12,528	3,803	8,725	—	2013 (A)
Douglasville, GA	616	191	616	244	860	49	811	—	2018 (A)
Kennesaw, GA	3,819	10,807	3,826	10,962	14,788	671	14,117	—	2023 (A)
Roswell, GA	6,251	9,940	6,251	10,555	16,806	316	16,490	—	2024 (A)
Snellville, GA	4,077	2,217	4,080	2,865	6,945	211	6,734	—	2023 (A)
Snellville, GA	1,638	1,514	1,637	2,712	4,349	1,364	2,985	—	2007 (A)
Snellville, GA	1,810	5,778	1,810	5,778	7,588	18	7,570	—	2024 (A)
Wilmette, IL	740	1,789	742	1,794	2,536	47	2,489	—	2024 (A)
Carmel, IN	4,479	4,574	4,479	4,574	9,053	-	9,053	—	2024 (A)
Timonium, MD	4,380	9,921	4,367	10,283	14,650	722	13,928	—	2023 (A)
Framingham, MA	5,173	208	5,173	8,661	13,834	459	13,375	—	2013 (A)
Coon Rapids, MN	1,369	5,881	1,369	5,881	7,250	35	7,215	—	2024 (A)
Independence, MO	1,443	2,817	1,443	3,141	4,584	21	4,563	—	2024 (A)
Freehold, NJ	2,460	2,475	3,166	4,022	7,188	1,974	5,214	—	2005 (C)
Hamilton, NJ	5,382	3,542	5,382	7,612	12,994	3,546	9,448	—	2003 (A)
Voorhees, NJ	613	251	613	564	1,177	101	1,076	—	2020 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2024

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Chapel Hills, NC	11,738	13,101	11,738	13,411	25,149	316	24,833	—	2024 (A)
Charlotte, NC	1,201	1,772	1,201	4,585	5,786	1,247	4,539	—	2012 (A)
Charlotte, NC	1,911	6,892	1,904	6,953	8,857	306	8,551	—	2023 (A)
Charlotte, NC	1,792	-	1,506	8,138	9,644	1,590	8,054	—	2017 (A)
Cornelius, NC	4,382	15,184	4,190	29,453	33,643	14,143	19,500	—	2007 (A)
Columbus, OH	6,322	9,143	6,322	14,770	21,092	5,962	15,130	—	2011 (A)
Westlake, OH	1,288	15,866	1,288	16,115	17,403	299	17,104	—	2024 (A)
Worthington, OH	1,747	4,817	1,747	4,957	6,704	31	6,673	—	2024 (A)
Portland, OR	751	290	751	498	1,249	127	1,122	—	2012 (A)
Collierville, TN	5,518	11,904	5,518	11,904	17,422	83	17,339	—	2024 (A)
Hendersonville, TN	2,640	5,346	2,640	5,361	8,001	80	7,921	—	2024 (A)
Austin, TX	5,000	8,838	5,501	8,346	13,847	438	13,409	—	2023 (A)
Conroe, TX	2,019	7,494	2,019	7,831	9,850	276	9,574	—	2024 (A)
Houston, TX	2,141	6,689	2,141	6,981	9,122	331	8,791	—	2023 (A)
Houston, TX	15,189	6,531	15,210	6,537	21,747	441	21,306	—	2023 (A)
Houston, TX	2,743	18,506	2,743	18,397	21,140	1,620	19,520	—	2022 (A)
Houston, TX	24,351	5,220	24,351	5,235	29,586	92	29,494	—	2024 (A)
Magnolia, TX	10,944	13,483	11,913	13,894	25,807	39	25,768	—	2024 (A)
Round Rock, TX	3,467	8,839	3,467	9,732	13,199	1,829	11,370	—	2019 (A)
San Antonio, TX	382	158	382	158	540	113	427	—	2002 (C)
San Antonio, TX	1,484	10,025	1,484	12,178	13,662	8,291	5,371	—	2002 (C)
Charlottesville, VA	1,400	2,537	1,396	2,537	3,933	249	3,684	—	2021 (A)
Charlottesville, VA	2,181	6,571	2,181	7,079	9,260	835	8,425	—	2021 (A)
Fairfax, VA	4,377	10,868	4,377	11,367	15,744	1,000	14,744	—	2022 (A)
Fairfax, VA	1,830	6,206	1,830	6,242	8,072	567	7,505	—	2022 (A)
Fairfax, VA	4,532	5,221	4,532	5,659	10,191	570	9,621	—	2022 (A)
Midlothian, VA	634	3,499	634	3,499	4,133	165	3,968	—	2023 (A)
Richmond, VA	4,829	791	4,829	882	5,711	121	5,590	—	2020 (A)
Portfolio Balance(2)(3)	4,241	10,215	4,241	10,215	14,456	-	14,456	—
	$493,500	$819,682	$494,804	$932,763	$1,427,567	$165,350	$1,262,217	$—

(1)
The aggregate cost for federal income tax purposes was approximately $1.8 billion at December 31, 2024.
(2)
Includes $4.2 million of undeveloped land at December 31, 2024.
(3)
Includes $10.2 million of construction in progress at December 31, 2024.
(4)
Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows

Buildings	Useful lives, ranging from 22 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,010,806	$834,568	$525,358
Acquisitions	397,668	156,154	291,012
Improvements	20,081	20,919	21,955
Disposals(A)	(988)	(835)	(3,757)
Balance at end of year	$1,427,567	$1,010,806	$834,568

(A)
Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$136,168	$113,561	$98,466
Depreciation for year	31,242	23,868	19,020
Disposals	(2,060)	(1,261)	(3,925)
Balance at end of year	$165,350	$136,168	$113,561

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Curbline Properties Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2025.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Conor Fennerty	Executive Vice President, Chief Financial Officer & Treasurer
Conor Fennerty	(Principal Financial Officer)

/s/ Christina M. Yarian	Senior Vice President & Chief Accounting Officer
Christina M. Yarian	(Principal Accounting Officer)

/s/ Linda B. Abraham	Director
Linda B. Abraham

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ Jane E. DeFlorio	Director
Jane E. DeFlorio

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Barry A. Sholem	Director
Barry A. Sholem