Form 10-Q
period 2025-03-31
Curbline Properties Corp.
filed 2025-04-25
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 22, 2025 the registrant had 105,215,056 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This quarterly report of Curbline Properties Corp. (the “Company” or “Curbline”, “we” or “us”) includes the financial statements of the Company as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.

On October 1, 2024, SITE Centers Corp. (“SITE Centers”) completed the spin-off of Curbline, pursuant to which SITE Centers contributed 79 convenience properties to the Company. The spin-off was effected pursuant to the Separation and Distribution Agreement, dated as of October 1, 2024, among the Company, Curbline Properties LP, a subsidiary of the Company, and SITE Centers, as further described in the Information Statement (as defined below).

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

The financial statements prior to the Spin-Off Date do not represent the financial statements of a legal entity, but rather a combination of entities under common control that have been “carved out” of the consolidated financial statements of SITE Centers and presented on a consolidated basis. Therefore, the consolidated financial statements prior to the Spin-Off Date are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the spin-off. For more information regarding the risks related to our business, refer to the section captioned “1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K.

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2025

Curbline Properties Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Land	$541,584	$490,563
Buildings	908,718	841,912
Fixtures and tenant improvements	84,442	80,636
	1,534,744	1,413,111
Less: Accumulated depreciation	(174,533)	(165,350)
	1,360,211	1,247,761
Construction in progress and land	15,217	14,456
Total real estate assets, net	1,375,428	1,262,217
Cash and cash equivalents	594,038	626,409
Accounts receivable, net	16,899	15,887
Amounts receivable from SITE Centers	32,579	33,762
Intangible assets, net	90,522	82,670
Other assets	11,218	12,153
	$2,120,684	$2,033,098
Liabilities and Equity
Indebtedness, net	$98,988	$—
Below-market leases, net	45,789	40,149
Dividends payable	17,278	26,674
Accounts payable and other liabilities	23,169	23,718
Total liabilities	185,224	90,541
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 105,214,483 and 105,043,781 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1,052	1,050
Additional paid-in-capital	1,954,135	1,954,548
Accumulated distributions in excess of net income	(21,406)	(15,021)
Accumulated other comprehensive income	45	1,207
Total stockholders’ equity	1,933,826	1,941,784
Non-controlling interests	1,634	773
Total equity	1,935,460	1,942,557
	$2,120,684	$2,033,098

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2025	2024
Revenues from operations:
Rental income	$38,438	$27,866
Other income	257	173
	38,695	28,039
Rental operation expenses:
Operating and maintenance	5,402	2,932
Real estate taxes	4,821	3,021
General and administrative	8,928	1,524
Depreciation and amortization	14,463	9,235
	33,614	16,712
Other income (expense):
Interest expense	(567)	(250)
Interest income	5,653	—
Other income (expense), net	458	(3,102)
Gain on disposition of real estate, net	42	—
Income before tax expense	10,667	7,975
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(105)	—
Net income	$10,562	$7,975
Income attributable to non-controlling interests	(12)	—
Net income attributable to Curbline	$10,550	$7,975

Per share data:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2025	2024
Net income	$10,562	$7,975
Change in cash flow hedges	(1,163)	—
Comprehensive income	$9,399	$7,975
Comprehensive income attributable to non-controlling interests	1	—
Net income attributable to non-controlling interests	(12)	—
Total comprehensive income attributable to Curbline	$9,388	$7,975

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2024	$1,050	$1,954,548	$(15,021)	$1,207	$1,941,784	$773	$1,942,557
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(2,973)	—	—	(2,974)	—	(2,974)
Stock-based compensation, net	—	2,428	—	—	2,428	1,166	3,594
Dividend and distributions, net declared	—	(18)	(16,935)	—	(16,953)	(163)	(17,116)
Rebalancing of non-controlling interests	—	153	—	—	153	(153)	—
Other comprehensive loss	—	—	—	(1,162)	(1,162)	(1)	(1,163)
Net income	—	—	10,550	—	10,550	12	10,562
Balance, March 31, 2025	$1,052	$1,954,135	$(21,406)	$45	$1,933,826	$1,634	$1,935,460

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Net Parent Investment	Accumulated Other Comprehensive Income	Total Parent Company Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2023	$—	$—	$—	$862,638	$—	$862,638	$—	$862,638
Net transactions with SITE Centers prior to Spin-Off	—	—	—	8,338	—	8,338	—	8,338
Net income	—	—	—	7,975	—	7,975	—	7,975
Balance, March 31, 2024	$—	$—	$—	$878,951	$—	$878,951	$—	$878,951

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income	$10,562	$7,975
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	14,463	9,235
Amortization and write-off of debt issuance costs	253	20
Stock-based compensation	3,594	—
Assumption of buildings due to ground lease terminations	(704)	(1,952)
Gain on disposition of real estate	(42)	—
Net change in accounts receivable	(679)	486
Net change in accounts payable and accrued expenses	(2,179)	1,927
Net change in other operating assets and liabilities	103	(2,227)
Total adjustments	14,809	7,489
Net cash flow provided by operating activities	25,371	15,464
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(125,125)	(18,065)
Acquisition escrow deposits	(1,291)	—
Real estate improvements to operating real estate	(1,841)	(4,692)
Net cash flow used for investing activities	(128,257)	(22,757)
Cash flow from financing activities:
Proceeds from term loan	100,000	—
Repayment of mortgage debt	—	(134)
Taxes withheld for vested restricted stock	(2,974)	—
Transactions with SITE Centers	—	8,338
Dividends paid	(26,511)	—
Net cash flow provided by financing activities	70,515	8,204

Net (decrease) increase in cash, cash equivalents and restricted cash	(32,371)	911
Cash, cash equivalents and restricted cash, beginning of period	626,409	721
Cash, cash equivalents and restricted cash, end of period	$594,038	$1,632

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers located in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of March 31, 2025, Curbline owned, from a legal perspective, approximately 99.12% of the outstanding OP Units, including all of the outstanding Common Units, with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry.

On October 1, 2024 (the “Spin-Off Date”), Curbline, the Operating Partnership and SITE Centers Corp. (“SITE Centers”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers transferred its portfolio of convenience shopping centers, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of SITE Centers as of September 23, 2024, the record date (the “Spin-Off”). As of March 31, 2025, the Company owned 107 convenience shopping centers consisting of 3.4 million square feet of gross leasable area (“GLA”).

Prior to the Spin-Off

For the three months ended March 31, 2024, the accompanying historical consolidated financial statements and related notes of the Company do not represent the statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented herein, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination.

The consolidated statements of operations and cash flows as of March 31, 2024 reflect the revenues and direct expenses of the Company and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. Net parent investment reflected on the consolidated statements of equity prior to the Spin-Off Date represents the excess of total assets over total liabilities. Net parent investment is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the Spin-Off, as well as the allocated costs and expenses described below.

Further, the consolidated statements of operations and cash flows as of March 31, 2024 include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs using the relative percentage of GLA of the Company and SITE Centers’ management’s knowledge of the Company. The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity during the applicable periods. The Company believes the assumptions underlying the allocation of indirect expenses are reasonable.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements include the results of the Company, the Operating Partnership and their consolidated subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as non-controlling interests. These non-controlling interests are held by members of management in the form of LTIP Units issued pursuant to the Company’s 2024 Equity and Incentive Compensation Plan. All significant intercompany balances and transactions have been eliminated in consolidation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2025	2024
Accounts payable related to construction in progress	$1.1	$1.3
Accounts receivable related to construction in progress	0.9	—
Accounts payable related to future acquisitions	0.5	—
Assumption of buildings due to ground lease terminations	0.7	2.0
Dividends declared, but not paid	17.3	—

Non-Controlling Interests

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

Segments

The Company has a single operating segment. The Company’s convenience shopping centers have common characteristics and are managed on a consolidated basis. The Company does not differentiate among properties on a geographical basis or any other basis for purposes of allocating resources or capital. The Company’s Chief Operating Decision Maker (“CODM”) may review operational and financial data on an ad-hoc basis at a property level.

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

Recently Issued Accounting Standards

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

Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, which requires additional disaggregated disclosure about certain income statement expense line items. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within the fiscal years beginning after December 15, 2027. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

2.
Acquisitions

During the three months ended March 31, 2025, the Company acquired 11 convenience shopping centers for a gross purchase price of $124.2 million. The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$50,983	N/A
Buildings	66,092	(A)
Tenant improvements	2,517	(A)
In-place leases (including lease origination costs and fair market value of leases)	12,651	5.0
Other assets assumed	39	N/A
	132,282
Less: Below-market leases	(6,729)	13.5
Less: Other liabilities assumed	(428)	N/A
Net assets acquired	$125,125

(A)
Depreciated in accordance with the Company’s policy.

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations for the three months ended March 31, 2025, was $1.0 million in total revenues from the date of acquisition through March 31, 2025, for the properties acquired in 2025.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	March 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$89,076	$(32,292)	$56,784
Above-market leases	4,946	(2,292)	2,654
Lease origination costs	21,051	(4,926)	16,125
Tenant relationships	652	(534)	118
Below-market leases (as lessee)	14,893	(52)	14,841
Total intangible assets, net	$130,618	$(40,096)	$90,522
Other assets:
Prepaid expenses			$3,634
Other assets			2,740
Deposits			1,258
Swap receivable			45
Deferred charges, net(A)			3,541
Total other assets			$11,218
	Liability	Accumulated Amortization	Net
Below-market leases, net	$53,864	$(8,075)	$45,789

(A)
Includes the unamortized portion of the $4.0 million of fees incurred to obtain the Revolving Credit Facility (defined below) (Note 5).

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$78,997	$(28,533)	$50,464
Above-market leases	4,573	(2,133)	2,440
Lease origination costs	19,122	(4,338)	14,784
Tenant relationships	652	(528)	124
Below-market leases (as lessee)	14,893	(35)	14,858
Total intangible assets, net	$118,237	$(35,567)	$82,670
Other assets:
Prepaid expenses			$3,620
Other assets			1,319
Deposits			1,201
Swap receivable			1,208
Deferred charges, net(A)			4,805
Total other assets			$12,153
	Liability	Accumulated Amortization	Net
Below-market leases, net	$47,226	$(7,077)	$40,149

(A)
Includes the unamortized portion of the $5.1 million of fees incurred to obtain the Revolving Credit Facility and Term Loan Facility (each as defined below) (Note 5).

Amortization for the three months ended March 31, 2025 and 2024 related to the Company’s intangibles, excluding Below-market leases (as lessee), was as follows (in thousands):

Year	Income	Expense
2025	$930	$4,410
2024	595	2,140

4.
Leases

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income, for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income:
Fixed lease income(A)	$27,516	$19,768
Variable lease income(B)	10,211	7,666
Above-market and below-market leases amortization, net	930	595
Uncollectible revenue(C)	(219)	(163)
Total rental income	$38,438	$27,866

(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, overage rent, lease termination fee income and ancillary income.
(C)
The amounts represent adjustments associated with potentially uncollectible revenue and disputed amounts.
5.
Indebtedness, net

Revolving Credit Facility and Term Loan Facility

In connection with the Spin-Off, on October 1, 2024, the Company and the Operating Partnership entered into a Credit Agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for (i) an unsecured revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and (ii) an unsecured, delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility also provides a $35.0 million sublimit for letters of credit. The aggregate amount available under the Credit Facilities may be increased to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 subject to the satisfaction of certain conditions. Any loan under the Term Loan Facility will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions.

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

Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The Term Loan Facility also provided for the payment of a ticking fee prior to the expiration of the Term Loan Facility availability period. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin will be based on the Company’s IG Rating. In October 2024, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility at 3.578%, from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility was fixed at 5.078% based on the loan’s current applicable spread.

As of March 31, 2025, $100.0 million had been drawn and was outstanding on the Term Loan Facility and no amounts have been drawn on the Revolving Credit Facility. As of December 31, 2024, no amounts had been drawn or were outstanding on either of the Credit Facilities. The outstanding indebtedness is summarized as follows (in thousands):

March 31, 2025
Term loan facility	$100,000
Less: Unamortized debt issuance costs	(1,012)
Total indebtedness	$98,988

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At March 31, 2025, the carrying amount of indebtedness was $99.0 million and the fair value was $100.0 million. There was no mortgage indebtedness outstanding at December 31, 2024.

Items Measured on Fair Value on a Recurring Basis - Derivatives

The Company has a pay-fixed interest rate swap to manage some of its exposure to future changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy. The Company maintains swap agreements (included in other assets) measured at fair value on a recurring basis. As of March 31, 2025, the fair value of the Company’s swap agreement was $45 thousand.

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

As of March 31, 2025, the Company had one effective starting swap with a notional amount of $100.0 million, expiring in October 2028, which converts the variable-rate SOFR component of the interest rate applicable to its Term Loan Facility to a fixed rate of 3.578% (Note 5).

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge are recorded in Accumulated Other Comprehensive Income (“OCI”) and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect, within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $0.3 million.

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

Commitments and Guarantees

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.9 million related to the maintenance of its properties and general and administrative expenses.

8.
Accumulated Other Comprehensive Income

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2024	$1,207
Change in fair value of cash flow hedges	(1,163)
Comprehensive income attributable to non-controlling interests	1
Balance, March 31, 2025(A)	$45

(A)
Includes derivative financial instruments entered into by the Company on its Term Loan Facility (Note 5)
9.
Stock-Based Compensation and Employee Benefits

Restricted Stock

On February 22, 2025, the Company granted a total of 30,924 shares of service-based restricted stock to its executive officers and other employees with an aggregate value of $0.8 million, which will vest ratably over a four-year period with the first vesting date being February 22, 2026, subject to the continued employment of the applicable executive officer or employee.

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

On October 15, 2024, the CEO was granted service-based LTIP Units pursuant to his employment agreement with a value of $2.7 million, which equated to 116,532 LTIP Units, which will vest ratably over a four-year period with the first vesting date being October 15, 2025, subject to his continued employment. On February 22, 2025, the CEO was granted service-based LTIP Units pursuant to his employment agreement with a value of $0.8 million, which equated to 32,391 LTIP Units, which will vest ratably over a three-year period with the first vesting date being February 22, 2026, subject to his continued employment. The grant values were equal to the market value of the Company’s common stock at the dates of the grants.

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the awards and service-based LTIP Units for the three months ended March 31, 2025, consisted of the following (in thousands):

Three months ended March 31,
Non-Cash Compensation Expense	2025
Restricted stock units (“RSUs”)	$2,146
Restricted stock awards (“RSAs”)	150
Service-based LTIP Units	379
Performance-Based Restricted Stock Awards (“PRSAs”)	132
Performance-Based LTIP Units (“PB LTIPs”)	787
Total non-cash compensation expense	$3,594

10.
Earnings Per Share

On February 26, 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock for the first quarter of 2025, paid on April 8, 2025. The calculation of basic and diluted earnings per share for any period presented prior to the Spin-Off from SITE Centers was based on the number of shares outstanding on October 1, 2024. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no Curbline stock-based awards outstanding prior to the Spin-Off Date.

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

	For the Three Months Ended March 31,
	2025	2024
Numerators – Basic and Diluted
Net income	$10,562	$7,975
Income attributable to non-controlling interests	(12)	—
Earnings attributable to unvested shares	(134)	—
Net income attributable to common stockholders after allocation to participating securities	$10,416	$7,975

Denominators – Number of Shares
Basic – Average shares outstanding	104,912	104,860
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	225	N/A
Diluted – Average shares outstanding	105,137	104,860

Earnings Per Share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Basic average shares outstanding do not include RSUs totaling 0.8 million and RSAs totaling 0.1 million that were not vested at March 31, 2025. Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PRSAs and PB LTIPs issued to certain executives were considered dilutive and are included in the computation of diluted EPS for the three months ended March 31, 2025.

11.
Agreements and Transactions with SITE Centers

Following the Spin-Off, Curbline operates as an independent public company. To govern certain ongoing relationships between the Company, the Operating Partnership and SITE Centers after the distribution, and to provide for the allocation among the Company, the Operating Partnership and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the separation of the Company and the Operating Partnership from SITE Centers, the Company, the Operating Partnership and SITE Centers entered into agreements pursuant to which certain services and rights are provided following the

Spin-Off, and the Company, the Operating Partnership and SITE Centers will indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, as well as the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement (each as defined below) and other agreements governing ongoing relationships were negotiated between related parties and their terms, including fees and other amounts payable, may not be on the same terms as if they had been negotiated at arm’s length with an unaffiliated third party.

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At March 31, 2025, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $32.0 million.

Shared Services Agreement

The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statement of operations which amounted to $0.6 million for the three months ended March 31, 2025.

Pursuant to the Shared Services Agreement, Curbline has the right to use the SITE Centers’ office space including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $0.4 million is included in general and administrative expense on the consolidated statements of operations for the three months ended March 31, 2025.

Summary

For the three months ended March 31, 2025, the Company expensed $0.7 million of fees to SITE Centers, which are included in general and administrative expense on the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue. Amounts receivable from SITE Centers and amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of March 31, 2025 under the agreements described above aggregated $32.6 million and $0.2 million, respectively.

12.
Subsequent Events

In April 2025, the Company acquired five convenience shopping centers for an aggregate purchase price of $14.9 million.

In October 2024, the Company entered into a lease agreement with SITE Centers under the Separation and Distribution Agreement where SITE Centers will lease a portion of a property for one year beginning on April 1, 2025. SITE Centers will pay annual rents of $0.8 million as well as a proportionate share of real estate tax expense. The first payment was made by SITE Centers in April 2025 and will be reflected in rental income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Curbline Properties Corp. and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report as well as its Annual Report on Form 10-K for the year ended December 31, 2024 and other publicly available information.

The Company considers portions of the information in this quarterly report, including MD&A, to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectation for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not historical fact, including statements regarding the Company’s projected operational and financial performance, strategy, prospects and plans, may be deemed to be forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, among other factors, (1) changes in the economic performance and value of the Company’s properties as a result of broad economic and local conditions, such as inflation, interest rate volatility and market reaction to tariffs and other trade policies; (2) changes in local conditions such as an increase or decrease in the supply of, or demand for, retail real estate space in our geographic markets; (3) the impact of changes in consumer trends, distribution channels, suburban population, retailing practices and the space needs of tenants; (4) our dependence on rental income which depends on the successful operations and financial condition of tenants, the loss of which, including as a result of downsizing or bankruptcy, could result in significant occupancy loss and negatively impact rental income from our properties; (5) our ability to enter into new leases and renew existing leases, in each case, on favorable terms; (6) our ability to identify, acquire, construct or develop additional properties that produce the cash flows that we expect and may be limited by competitive pressures, and our ability to manage our growth effectively and capture the efficiencies of scale that we expect from expansion; (7) potential environmental liabilities; (8) our ability to secure debt and equity financing on commercially acceptable terms or at all; (9) the illiquidity of real estate investments which could limit our ability to make changes to our portfolio to respond to economic or other conditions; (10) property damage, expenses related thereto and other business and economic consequences (including the potential loss of rental revenues) resulting from climate change, natural disasters, public health crises and weather-related factors in locations where we own properties, the ability to estimate accurately the amounts thereof and the sufficiency and timing of any insurance recovery payments related to such damages; (11) any change in strategy; (12) the effect of future offerings of debt and equity securities on the value of our common stock; (13) any disruption, failure or breach of the networks or systems on which the Company relies, including as a result of cyber-attacks; (14) impairment in the value of real estate property that we own; (15) changes in tax laws impacting REITs and real estate in general, as well as our ability to qualify as a REIT and to maintain REIT status once elected and (16) our ability to retain and attract key management personnel. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to the Company’s Annual Report on Form 10-K under “Item 1A. Risk Factors”. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own and manage a portfolio of convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of the real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of March 31, 2025, Curbline owned, from a legal perspective, approximately 99.12% of the outstanding OP Units with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements.

As of March 31, 2025, the Company’s portfolio consisted of 107 convenience shopping centers aggregating 3.4 million square feet of owned gross leasable area (“GLA”). At March 31, 2025, the aggregate leased rate and occupancy of the Company’s operating shopping center portfolio was 96.0% and 93.5%, respectively and the average annualized base rent (“ABR”) per occupied square foot was $35.14. Prior to the Company’s Spin-Off on October 1, 2024, the Company was a wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”).

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of March 31, 2025. Convenience shopping centers generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of March 31, 2025, the median GLA of a property in the Curbline portfolio was approximately 20,000 square feet with 94% of base rent generated by units less than 10,000 square feet.

Prior to the Spin-Off

The historical results of operations and liquidity and capital resources of Curbline prior to the Spin-Off do not represent the historical results of operations and liquidity and capital resources of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented on a combined basis, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”) and may impact comparability between periods. The preparation of the financial results of the Company prior to the Spin-Off required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the relevant reporting periods and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Current Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of March 31, 2025, the Company was in a net cash position with $594.0 million of cash on hand plus significant access to debt capital in order to grow its asset base through acquisitions. With over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market (primarily among private investors), the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $119,000 as compared to the national median household income of $80,610.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of service and restaurant businesses, including quick-service restaurants, healthcare and wellness operators, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 54% of the ABR under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

Transaction and Capital Markets Highlights

Transactional and investment highlights for the Company from January 1, 2025 through April 22, 2025, include the following:

•
Acquired 16 properties for an aggregate purchase price of $139.1 million;
•
Declared a quarterly cash dividend of $0.16 per share of common stock paid in April 2025 and
•
Drew $100.0 million on the delayed draw term loan facility in March 2025.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2025 through March 31, 2025 include the following:

•
Signed new leases and renewals for approximately 124 thousand square feet of GLA, which included approximately 38 thousand square feet of new leasing volume;
•
Achieved new cash leasing spreads of 20.8% and cash renewal leasing spreads of 8.3%;
•
The ABR per square foot was $35.14 at March 31, 2025, as compared to $35.62 at December 31, 2024 and $35.87 at March 31, 2024. The change in ABR was primarily attributable to property acquisitions, partially offset by rent growth from rent steps and renewals, including options; and
•
Aggregate occupancy was 93.5% at March 31, 2025, as compared to 93.9% at December 31, 2024 and 94.9% at March 31, 2024. These declines in occupied rate were primarily attributable to property acquisitions.
•
Aggregate leased rate was 96.0% at March 31, 2025, as compared to 95.5% at December 31, 2024 and 96.6% at March 31, 2024.

Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease over the annual base rent applicable to the final year of the previous lease term. The Company’s cash leasing spread calculation excludes deals for first generation units, including redevelopment, or where the unit was vacant at the time of acquisition, in addition to other factors that limit comparability, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

Summary— First Quarter 2025 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	Three Months
	Ended March 31,
	2025	2024
Net income attributable to Curbline	$10,550	$7,975
FFO attributable to Curbline	$24,954	$17,210
Operating FFO attributable to Curbline	$25,127	$20,321
Earnings per share - Diluted	$0.10	$0.08

For the three months ended March 31, 2025, the increase in net income and FFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to the impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in general and administrative expenses. The increase in Operating FFO attributable to Curbline generally was due to the impact of property acquisitions and higher interest income, partially offset by higher general and administrative expenses.

RESULTS OF OPERATIONS

For the comparison of 2025 performance to 2024, presented below, convenience properties owned as of January 1, 2024, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Rental income(A)	$38,438	$27,866	$10,572
Other income	257	173	84
Total revenues	$38,695	$28,039	$10,656

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended March 31,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income(1)	$28,117	$20,211	$7,906
Recoveries from tenants(2)	9,450	5,728	3,722
Uncollectible revenue	(219)	(163)	(56)
Lease termination fees, ancillary and other rental income(3)	1,090	2,090	(1,000)
Total contractual lease payments	$38,438	$27,866	$10,572

(1)
The changes in base and percentage rental income for the three months ended March 31, 2025, were due to the following (in millions):

2025 vs. 2024 Increase (Decrease)
Acquisition of convenience shopping centers	$7.4
Comparable Portfolio Properties	0.2
Straight-line rents	0.3
Total	$7.9

At March 31, 2025 and 2024, the Company owned 107 and 67 wholly owned properties, respectively, with an aggregate occupancy rate of 93.5% and 94.9%, respectively, and average ABR per occupied square foot of $35.14 and $35.87, respectively.

(2)
The increase in recoveries from tenants is primarily due to acquisitions. Recoveries from tenants were approximately 92.4% and 96.2% of operating expenses and real estate taxes for the three months ended March 31, 2025 and 2024, respectively. The lower recovery rate was primarily the result of the Spin-Off as the results prior to the Spin-Off do not represent the historical results of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented on a combined basis which impacts the comparability between periods.
(3)
During the three months ended March 31, 2025 and 2024, the amount reported includes $0.9 million and $2.0 million, respectively, from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Operating and maintenance(A)	$5,402	$2,932	$2,470
Real estate taxes(A)	4,821	3,021	1,800
Depreciation and amortization(A)	14,463	9,235	5,228
General and administrative(B)	8,928	1,524	7,404
	$33,614	$16,712	$16,902

(A)
The changes for the three months ended March 31, 2025, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$1.5	$1.6	$5.5
Comparable Portfolio Properties	0.6	0.2	(0.3)
Other	0.4	—	—
	$2.5	$1.8	$5.2

(B)
For the three months ended March 31, 2025, primarily represents salaries, benefits and stock-based compensation of the Company’s employees as well as legal, audit, tax and compliance services, board compensation and the shared services fee. For the three months ended March 31, 2024, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the GLA of the Company.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Interest expense(A)	$(567)	$(250)	$(317)
Interest income	5,653	—	5,653
Other income (expense), net(B)	458	(3,102)	3,560
Gain on disposition of real estate, net	42	—	42
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(105)	—	(105)
(A)
For the three months ended March 31, 2025, consists of fees paid and amortization of loan costs related to the Company’s revolving and term loan credit facility. For the three months ended March 31, 2024, consists of interest expense incurred and amortization of loan costs relating to secured mortgages. These mortgages were repaid in May 2024.
(B)
Amounts for the three months ended March 31, 2024 primarily related to transaction costs related to the Spin-Off.

Non-Controlling Interests and Net Income (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Income attributable to non-controlling interests	$(12)	$—	$(12)
Net income attributable to Curbline(A)	10,550	7,975	2,575
(A)
The increase in net income attributable to Curbline for the three months ended March 31, 2025, as compared to the prior-year period, was primarily the result of the impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in general and administrative expenses.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss) attributable to Curbline (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of real estate property, which are presented net of taxes, (ii) impairment charges on real estate property, (iii) gains and losses from changes in control and (iv) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles net of depreciation allocated to non-controlling interests. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

The Company believes that certain charges, income and gains/losses recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain non-operating charges, income and gains/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include gains/losses on early extinguishments of debt, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income have been provided below.

Reconciliation Presentation

A reconciliation of net income to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges, income and gains adjusted in the calculation of Operating FFO are non-recurring. These charges, income and gains could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2025	2024
Net income attributable to Curbline	$10,550	$7,975
Depreciation and amortization of real estate investment	14,463	9,235
Depreciation allocated to non-controlling interests	(17)	—
Gain on disposition of real estate, net	(42)	—
FFO attributable to Curbline	24,954	17,210
Transaction and other costs(A)	173	3,111
Operating FFO attributable to Curbline	$25,127	$20,321

(A)
Includes transaction costs of $173 and $3,097, respectively.

The increase in net income and FFO attributable to Curbline for the three months ended March 31, 2025, as compared to the prior-year period, was primarily attributable to the impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in general and administrative expenses. The increase in Operating FFO attributable to Curbline was primarily due to the impact of property acquisitions and higher interest income, partially offset by higher general and administrative expenses.

Net Operating Income and Same-Property Net Operating Income

Definition and Basis of Presentation

The Company uses net operating income (“NOI”), which is a non-GAAP financial measure, as a supplemental performance measure. NOI is calculated as property revenues less property-related expenses and excludes depreciation and amortization expense, interest income and expense and corporate level transactions. The Company believes NOI provides useful information to investors regarding the Company’s financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level and, when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Net income attributable to Curbline	$10,550	$7,975
Interest expense	567	250
Interest income	(5,653)	—
Depreciation and amortization	14,463	9,235
General and administrative	8,928	1,524
Other income (expense), net	(458)	3,102
Gain on disposition of real estate, net	(42)	—
Tax expense	105	—
Income from non-controlling interests	12	—
Total Curbline NOI	28,472	22,086
Less: Non-Same Property NOI	(8,537)	(2,634)
Total Same-Property NOI	$19,935	$19,452

Total Curbline NOI % Change	28.9%
Same-Property NOI % Change	2.5%

The SPNOI increase for the three months ended March 31, 2025, as compared to the prior-year period, was primarily attributable to increases in occupancy and minimum rent increases related to rent steps or option rent increases within the comparable property pool.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At March 31, 2025, the Company’s primary sources of capital were unrestricted cash balances of $594.0 million and a $400.0 million unsecured, undrawn line of credit, along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $100.0 million as of March 31, 2025. As of December 31, 2024, there was no indebtedness outstanding.

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

The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee will be based on the Company’s IG Rating. No amounts were drawn under the Revolving Credit Facility as of March 31, 2025.

Loans under the Term Loan Facility were permitted to be drawn in whole or in part during the availability period, which terminated on April 1, 2025. The Company drew $100.0 million on the Term Loan Facility in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The Term Loan Facility also provided for the payment of a ticking fee prior to the expiration of the Term Loan Facility availability period. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin is based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin will be based on the Company’s IG Rating. As of March 31, 2025, $100.0 million is outstanding under the Term Loan Facility.

The Credit Facilities contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Credit Facilities also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. As of March 31, 2025, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

The Company maintains a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility to 3.578%, from April 1, 2025 through October 1, 2028. The all-in rate of the Term Loan Facility is fixed at 5.078% based on the loan’s current applicable spread.

As part of its growth strategy, the Company may incur additional debt to finance future acquisitions, including debt that refinances or replaces borrowings under the Revolving Credit Facility or the Term Loan Facility. While the Company believes it has several viable sources to obtain capital and fund its business, the sources of funds could be affected by various risks and uncertainties.

Dividend Distributions

On February 26, 2025, the Company declared a quarterly cash dividend of $0.16 per share, totaling $17.1 million in the aggregate, of which $17.0 million was paid on April 8, 2025.

The Company anticipates making distributions to holders of its common stock to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax (other than with respect to operations conducted through a taxable REIT subsidiary of the Company) and excise tax. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. To the extent that cash available for distribution is less than the Company’s REIT taxable income, the Company may make a portion of its distributions in the form of additional shares of common stock, and any such distribution of such common stock may be taxable as a dividend to stockholders.

Although the Company generally expects to declare and pay distributions on a quarterly basis, the Company’s Board of Directors (the “Curbline Board”) will evaluate its distribution policy regularly in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

Any distributions the Company makes to its stockholders will be at the discretion of the Curbline Board and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses and any other expenditures.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of consolidated statements of cash flow (in thousands):

	Three Months
	Ended March 31,
	2025	2024
Cash flow provided by operating activities	$25,371	$15,464
Cash flow used for investing activities	(128,257)	(22,757)
Cash flow provided by financing activities	70,515	8,204

Changes in cash flows for the three months ended March 31, 2025, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities increased $9.9 million primarily due to the timing of payments relating to property and liability insurance, the impact from property acquisitions, a decrease in transaction costs related to the Spin-Off and an increase in interest income.

Investing Activities: Cash used for investing activities increased $105.5 million primarily due to the increase in real estate assets acquired.

Financing Activities: Cash provided by financing activities increased $62.3 million primarily due to the proceeds from term loan of $100 million, partially offset by dividends paid of $26.5 million and lower transactions with SITE Centers of $8.3 million.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity and financial flexibility in order to pursue its stated business plan to acquire additional convenience properties and scale the Company’s portfolio while managing its overall risk profile. Cash flow from operations, as well as debt and equity financings, represent additional potential sources of proceeds to be used to execute on the Company’s business plan.

Acquisitions

Through April 22, 2025, the Company acquired 16 convenience shopping centers for an aggregate purchase price of $139.1 million.

Indebtedness

As of March 31, 2025, $100.0 million had been drawn on the Term Loan Facility. For a summary of interest payable under the Term Loan Facility, see “Revolving Credit Facility and Term Loan Facility” above.

CAPITALIZATION

At March 31, 2025, the Company’s capitalization consisted of $100.0 million of debt and $2.5 billion of market equity (calculated as shares of common stock outstanding multiplied by $24.19, the closing price of the Company’s common stock on the New York Stock Exchange on March 31, 2025).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

The Revolving Credit Facility and Term Loan Facility contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its stockholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees and accelerated maturities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with the redevelopment of convenience shopping centers, the Company has entered into commitments with general contractors aggregating approximately $0.1 million for its consolidated properties at March 31, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.9 million related to the maintenance of its properties.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant space and executed new leases and renewals aggregating approximately 124 thousand square feet of GLA for the three months ended March 31, 2025. The Company believes the portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s annualized consolidated rental revenues (Starbucks at 2.3% as of March 31, 2025). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and, the Company believes, remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance or on ancillary income.

The Company believes that the convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At March 31, 2025, the convenience property portfolio leased and occupancy rates were 96.0% and 93.5%, respectively, and the portfolio ABR per occupied square foot was $35.14, as compared to leased and occupancy rates of 95.5% and 93.9%, respectively, and ABR per occupied square foot of $35.62 at December 31, 2024. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher ABRs per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the three months ended March 31, 2025 was $3.43 per rentable square foot.

Inflation, higher interest rates, evolving U.S. tariffs and retaliatory or reciprocal tariffs on U.S. goods and the market reaction thereto, and concerns over consumer spending growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer behaviors, increased competition and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high-household-income communities in which the properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had $100.0 million of indebtedness as of March 31, 2025, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended

December 31, 2024. There have been no material changes to these policies during the three months ended March 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2025, the Company’s debt adjusted to reflect the swap of the variable-rate (SOFR) component of the interest rate applicable to the Term Loan Facility to a fixed rate of 3.578% is $99.0 million with a maturity of 2.5 years and all-in interest rate of 5.078% based on the loan’s current applicable spread.

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with a major financial institution. At March 31, 2025, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated Term Loan Facility was swapped to a fixed rate through October 1, 2028. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $100.0 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at March 31, 2025, is summarized as follows (in millions):

	March 31, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$99.0	$100.0	(A)	$96.9	(B)

(A)
Includes the fair value of the swap, which was an asset of $19,722 at March 31, 2025.

(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $3.1 million at March 31, 2025.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of March 31, 2025, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1,2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1,2]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024, (iii) consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024, (iv) consolidated Statements of Equity for the Three Months Ended March 31, 2025 and 2024, (v) consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 and (vi) Notes to consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Officer; Principal Accounting Officer)
Date: April 25, 2025