Form 10-Q
period 2025-06-30
Curbline Properties Corp.
filed 2025-07-29
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 22, 2025 the registrant had 105,214,628 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This quarterly report of Curbline Properties Corp. (the “Company” or “Curbline”, “we” or “us”) includes the financial statements of the Company as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024.

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

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2025

Curbline Properties Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Land	$600,790	$490,563
Buildings	995,543	841,912
Fixtures and tenant improvements	90,525	80,636
	1,686,858	1,413,111
Less: Accumulated depreciation	(184,454)	(165,350)
	1,502,404	1,247,761
Construction in progress and land	16,779	14,456
Total real estate assets, net	1,519,183	1,262,217
Cash and cash equivalents	429,865	626,409
Accounts receivable, net	18,774	15,887
Amounts receivable from SITE Centers	31,287	33,762
Intangible assets, net	101,290	82,670
Other assets	33,404	12,153
	$2,133,803	$2,033,098
Liabilities and Equity
Indebtedness, net	$99,090	$—
Below-market leases, net	52,514	40,149
Dividends payable	17,403	26,674
Accounts payable and other liabilities	35,815	23,718
Total liabilities	204,822	90,541
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 105,214,628 and 105,043,781 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1,052	1,050
Additional paid-in-capital	1,955,933	1,954,548
Accumulated distributions in excess of net income	(27,948)	(15,021)
Accumulated other comprehensive income	(2,815)	1,207
Total stockholders’ equity	1,926,222	1,941,784
Non-controlling interests	2,759	773
Total equity	1,928,981	1,942,557
	$2,133,803	$2,033,098

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Three Months
	Ended June 30,
	2025	2024
Revenues from operations:
Rental income	$41,104	$27,944
Other income	298	212
	41,402	28,156
Rental operation expenses:
Operating and maintenance	5,666	3,059
Real estate taxes	4,971	2,975
General and administrative	8,156	2,201
Depreciation and amortization	16,039	9,376
	34,832	17,611
Other income (expense):
Interest expense	(1,767)	(166)
Interest income	5,580	—
Other income (expense), net	95	(4,143)
Income before tax expense	10,478	6,236
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(72)	—
Net income	$10,406	$6,236
Income attributable to non-controlling interests	(14)	—
Net income attributable to Curbline	$10,392	$6,236

Per share data:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2025	2024
Revenues from operations:
Rental income	$79,542	$55,810
Other income	555	385
	80,097	56,195
Rental operation expenses:
Operating and maintenance	11,068	5,991
Real estate taxes	9,792	5,996
General and administrative	17,084	3,725
Depreciation and amortization	30,502	18,611
	68,446	34,323
Other income (expense):
Interest expense	(2,334)	(416)
Interest income	11,233	—
Other income (expense), net	553	(7,245)
Gain on disposition of real estate, net	42	—
Income before tax expense	21,145	14,211
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(177)	—
Net income	$20,968	$14,211
Income attributable to non-controlling interests	(26)	—
Net income attributable to Curbline	$20,942	$14,211

Per share data:
Basic	$0.20	$0.14
Diluted	$0.20	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income	$10,406	$6,236	$20,968	$14,211
Change in cash flow hedges	(2,864)	—	(4,027)	—
Comprehensive income	$7,542	$6,236	$16,941	$14,211
Comprehensive income attributable to non-controlling interests	4	—	5	—
Net income attributable to non-controlling interests	(14)	—	(26)	—
Total comprehensive income attributable to Curbline	$7,532	$6,236	$16,920	$14,211

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2024	$1,050	$1,954,548	$(15,021)	$1,207	$1,941,784	$773	$1,942,557
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(2,973)	—	—	(2,974)	—	(2,974)
Stock-based compensation, net	—	2,428	—	—	2,428	1,166	3,594
Dividend and distributions, net declared	—	(18)	(16,935)	—	(16,953)	(163)	(17,116)
Rebalancing of non-controlling interests	—	153	—	—	153	(153)	—
Other comprehensive loss	—	—	—	(1,162)	(1,162)	(1)	(1,163)
Net income	—	—	10,550	—	10,550	12	10,562
Balance, March 31, 2025	1,052	1,954,135	(21,406)	45	1,933,826	1,634	1,935,460
Issuance of common stock related to stock plans	—	—	—	—	—	—	—
Stock-based awards retained for taxes	—	(9)	—	—	(9)	—	(9)
Stock-based compensation, net	—	1,858	—	—	1,858	1,214	3,072
Dividend and distributions, net declared	—	(15)	(16,934)	—	(16,949)	(135)	(17,084)
Rebalancing of non-controlling interests	—	(36)	—	—	(36)	36	—
Other comprehensive loss	—	—	—	(2,860)	(2,860)	(4)	(2,864)
Net income	—	—	10,392	—	10,392	14	10,406
Balance, June 30, 2025	$1,052	$1,955,933	$(27,948)	$(2,815)	$1,926,222	$2,759	$1,928,981

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Net Parent Investment	Accumulated Other Comprehensive Income	Total Parent Company Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2023	$—	$—	$—	$862,638	$—	$862,638	$—	$862,638
Net transactions with SITE Centers prior to Spin-Off	—	—	—	8,338	—	8,338	—	8,338
Net income	—	—	—	7,975	—	7,975	—	7,975
Balance, March 31, 2024	—	—	—	878,951	—	878,951	—	878,951
Net transactions with SITE Centers prior to Spin-Off	—	—	—	80,333	—	80,333	—	80,333
Net income	—	—	—	6,236	—	6,236	—	6,236
Balance, June 30, 2024	$—	$—	$—	$965,520	$—	$965,520	$—	$965,520

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$20,968	$14,211
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	30,502	18,611
Amortization and write-off of debt issuance costs	607	93
Stock-based compensation	6,666	—
Assumption of buildings due to ground lease terminations	(704)	(2,678)
Gain on disposition of real estate	(42)	—
Net change in accounts receivable	(2,238)	(7)
Net change in accounts payable and accrued expenses	2,015	3,211
Net change in other operating assets and liabilities	1,769	(1,110)
Total adjustments	38,575	18,120
Net cash flow provided by operating activities	59,543	32,331
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(280,552)	(72,266)
Acquisition escrow deposits	(22,690)	—
Real estate improvements to operating real estate	(5,237)	(8,610)
Net cash flow used for investing activities	(308,479)	(80,876)
Cash flow from financing activities:
Proceeds from term loan	100,000	—
Repayment of mortgage debt	—	(25,651)
Payment of debt issuance costs	(1,156)	—
Taxes withheld for vested restricted stock	(2,983)	—
Transactions with SITE Centers	—	75,001
Dividends paid	(43,469)	—
Net cash flow provided by financing activities	52,392	49,350

Net (decrease) increase in cash and cash equivalents	(196,544)	805
Cash, cash equivalents and restricted cash, beginning of period	626,409	721
Cash, cash equivalents and restricted cash, end of period	$429,865	$1,526

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of June 30, 2025, Curbline owned, from a legal perspective, approximately 99.1% of the outstanding OP Units, including all of the outstanding Common Units, with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry.

On October 1, 2024 (the “Spin-Off Date”), Curbline, the Operating Partnership and SITE Centers Corp. (“SITE Centers”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers transferred its portfolio of convenience shopping centers, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of SITE Centers as of September 23, 2024, the record date (the “Spin-Off”). As of June 30, 2025, the Company owned 125 convenience shopping centers consisting of 3.7 million square feet of gross leasable area (“GLA”).

Prior to the Spin-Off

For the three and six months ended and as of June 30, 2024, the accompanying historical consolidated financial statements and related notes of the Company do not represent the statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented herein, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination.

The consolidated statements of operations and cash flows for the three and six months ended June 30, 2024 reflect the revenues and direct expenses of the Company and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. Net parent investment reflected on the consolidated statements of equity prior to the Spin-Off Date represents the excess of total assets over total liabilities. Net parent investment is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the Spin-Off, as well as the allocated costs and expenses described below.

Further, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2024 include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs using the relative percentage of GLA of the Company and SITE Centers’ management’s knowledge of the Company. The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity during the applicable periods. The Company believes the assumptions underlying the allocation of indirect expenses are reasonable.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2025 and 2024, are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2025	2024
Accounts payable related to construction in progress	$3.2	$1.0
Accounts receivable related to construction in progress	2.1	—
Accounts payable related to future acquisitions	1.0	—
Accounts payable related to finance costs	0.3	—
Assumption of buildings due to ground lease terminations	0.7	2.7
Dividends declared, but not paid	17.4	—
Recognition of below market ground lease assets	—	13.7

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

The Company’s CODM is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income as reported on the consolidated statements of operations. In addition, the CODM uses net operating income (“NOI”) as a supplemental measure to evaluate and assess the performance of the Company’s operating portfolio. The Company defines NOI as property revenues less property-related expenses and excludes depreciation and amortization expense, interest income and expense, and corporate level transactions. The CODM reviews significant expenses associated with the Company’s single operating segment which are presented on the consolidated statements of operations. The CODM uses net income and NOI to evaluate income generated from the Company’s shopping centers in deciding whether to reinvest or allocate profits to capital expenditures, acquisitions or dividends. Net income and NOI are also used to monitor budget versus actual results in assessing the performance of the Company’s properties. The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets.

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

2.
Acquisitions

During the six months ended June 30, 2025, the Company acquired 30 convenience shopping centers for a gross purchase price of $279.1 million. The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$110,102	N/A
Buildings	151,828	(A)
Tenant improvements	5,378	(A)
In-place leases (including lease origination costs and fair market value of leases)	29,356	5.1
Other assets assumed	277	N/A
	296,941
Less: Below-market leases	(14,724)	14.4
Less: Other liabilities assumed	(1,665)	N/A
Net assets acquired	$280,552

(A)
Depreciated in accordance with the Company’s policy.

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2025, was $3.8 million and $4.8 million, respectively, in total revenues from the date of acquisition through June 30, 2025, for the properties acquired in 2025.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	June 30, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$101,318	$(36,135)	$65,183
Above-market leases	5,320	(2,442)	2,878
Lease origination costs	23,959	(5,665)	18,294
Tenant relationships	651	(539)	112
Below-market leases (as lessee)	14,893	(70)	14,823
Total intangible assets, net	$146,141	$(44,851)	$101,290
Other assets:
Prepaid expenses(A)			$3,854
Other assets(B)			24,964
Deposits			1,298
Deferred charges, net			3,288
Total other assets			$33,404
	Liability	Accumulated Amortization	Net
Below-market leases, net	$61,690	$(9,176)	$52,514

(A)
Includes $1.4 million of fees incurred in connection with the Note and Guaranty Agreement (defined below in Note 5).
(B)
Includes $24.9 million of acquisition escrow deposits and accruals.

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

(A)
Includes the unamortized portion of the $5.1 million of fees incurred to obtain the Revolving Credit Facility and Term Loan Facility (each as defined below in Note 5).

Amortization for the three and six months ended June 30, 2025 and 2024 related to the Company’s intangibles, excluding Below-market leases (as lessee), was as follows (in thousands):

Year	Income	Expense
Three months ended June 30, 2025	$1,029	$5,309
Three months ended June 30, 2024	736	2,193
Six months ended June 30, 2025	1,959	9,719
Six months ended June 30, 2024	1,331	4,333

4.
Leases

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income, for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income:
Fixed lease income(A)	$29,908	$20,133	$57,424	$39,901
Variable lease income(B)	10,382	7,391	20,593	15,057
Above-market and below-market leases amortization, net	1,029	736	1,959	1,331
Uncollectible revenue	(215)	(316)	(434)	(479)
Total rental income	$41,104	$27,944	$79,542	$55,810

(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, overage rent, lease termination fee income and ancillary income.
5.
Indebtedness, net

$150.0 Million Private Placement of Unsecured Notes

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement (the “Note and Guaranty Agreement”) in connection with a private placement of $150.0 million of the Operating Partnership’s unsecured senior notes

(the “Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% unsecured senior notes due September 3, 2030 and (ii) $50.0 million aggregate principal amount of 5.87% unsecured senior notes due September 3, 2032, to a group of institutional investors.

The Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears on March 3 and September 3 of each year, until such principal becomes due and payable. The entire unpaid principal balance of each Note shall be due and payable on the maturity date thereof. The Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Notes are unconditionally guaranteed by the Company.

The Operating Partnership will be permitted to prepay the outstanding Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the Notes being prepaid over the principal amount of such Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The Note and Guaranty Agreement contains certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

The sale and purchase of the Notes is scheduled to occur on September 3, 2025, subject to customary closing conditions.

In connection with the Note and Guaranty Agreement, the Company executed a treasury lock hedge transaction in May 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the $50.0 million of Notes due September 3, 2032. The treasury lock secured a treasury yield of 4.185%. The hedge transaction settled on June 9, 2025, in connection with the Notes pricing, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated other comprehensive income on the consolidated balance sheets as of June 30, 2025. This amount will be amortized on a straight-line basis as a decrease to interest expense over the term of the Notes, once the Notes have been drawn.

Revolving Credit Facility and Term Loan Facility

In connection with the Spin-Off on October 1, 2024, the Company and the Operating Partnership entered into a Credit Agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, which provides for (i) an unsecured revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and (ii) an unsecured, delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “2024 Credit Facilities”). The Revolving Credit Facility also provides a $35.0 million sublimit for letters of credit. The aggregate amount available under the 2024 Credit Facilities may be increased to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 subject to the satisfaction of certain conditions. Any loan under the Term Loan Facility will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions.

Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee is based on the Company’s IG Rating. In May 2025, the Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB.

Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin is based on the Company’s IG Rating.

In October 2024, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility at 3.578%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s Term Loan Facility at 3.712% from October 1, 2028 through October 1, 2029. Due to the investment grade rating received in May 2025, the all-in rate of the Term Loan Facility was fixed at 4.678% based on the loan’s current applicable spread as of June 30, 2025.

In May 2025, the Company entered into a $150.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $150.0 million 2025 Term Loan (defined below in Note 12) at 3.659% from July 16, 2025 through January 1, 2031.

As of June 30, 2025, $100.0 million had been drawn and was outstanding on the Term Loan Facility and no amounts have been drawn on the Revolving Credit Facility. As of December 31, 2024, no amounts had been drawn or were outstanding on either of the 2024 Credit Facilities. The outstanding indebtedness is summarized as follows (in thousands):

June 30, 2025
Term loan facility	$100,000
Less: Unamortized debt issuance costs	(910)
Total indebtedness	$99,090

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At June 30, 2025, the carrying amount of indebtedness was $99.1 million and the fair value was $100.4 million. There was no mortgage indebtedness outstanding at December 31, 2024.

Items Measured on Fair Value on a Recurring Basis - Derivatives

The Company has pay-fixed interest rate swaps to manage some of its exposure to future changes in benchmark-interest rates (the “Swaps”). The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy. The Swaps (included in Accounts payable and other liabilities) are measured at fair value on a recurring basis. As of June 30, 2025, the fair value of the Swaps was a liability of $3.0 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses swaps, caps and treasury locks as part of its interest rate risk management strategy. The Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2025 and December 31, 2024, the Company had an effective swap with a notional amount of $100.0 million, expiring in October 2028, which converts the variable-rate SOFR component of the interest rate applicable to its Term Loan Facility to a fixed rate of 3.578% (Note 5) from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into an effective interest rate swap agreement with a notional amount of $100.0 million to fix the variable-rate SOFR component of the Company’s Term Loan Facility at 3.712% (Note 5) from October 1, 2028 through October 1, 2029. In May 2025, the Company entered into an effective forward interest rate swap agreement with a notional amount of $150.0 million to fix the variable-rate SOFR component of the Company’s $150.0 million 2025 Term Loan (defined below in Note 12) at 3.659% from July 16, 2025 through January 1, 2031.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“OCI”) and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect, within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $0.5 million.

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

Commitments and Guarantees

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.9 million related to the maintenance of its properties and general and administrative expenses.

8.
Accumulated Other Comprehensive Income

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2024	$1,207
Change in fair value of cash flow hedges	(4,027)
Comprehensive income attributable to non-controlling interests	5
Balance, June 30, 2025(A)	$(2,815)

(A)
Includes derivative financial instruments entered into by the Company in connection with its Term Loan Facility, Note and Guaranty Agreement and 2025 Term Loan (Note 5 and Note 12)
9.
Stock-Based Compensation and Employee Benefits

Restricted Stock

On February 22, 2025, the Company granted a total of 30,924 shares of service-based restricted stock to its executive officers and other employees with an aggregate value of $0.8 million, which will vest ratably over a four-year period with the first vesting date being February 22, 2026, subject to the continued employment of the applicable executive officer or employee. The awards to the executive officers were made pursuant to their respective employment agreements.

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

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the outstanding stock-based awards and LTIP Units for the three and six month periods ended June 30, 2025, consisted of the following (in thousands):

	Three Months Ended	Six Months Ended
Non-Cash Compensation Expense	June 30, 2025	June 30, 2025
Restricted stock units (“RSUs”)	$1,575	$3,721
Restricted stock awards (“RSAs”)	150	300
Service-based LTIP Units	419	798
Performance-Based Restricted Stock Awards (“PRSAs”)	133	265
Performance-Based LTIP Units (“PB LTIPs”)	795	1,582
Total non-cash compensation expense	$3,072	$6,666

10.
Earnings Per Share

The Company declared quarterly cash dividends of $0.16 per share of common stock for each of the first and second quarters of 2025. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2024 was based on the number of shares outstanding on October 1, 2024. For the three and six months ended June 30, 2024, it is assumed that there are no dilutive equity instruments as there were no Curbline stock-based awards outstanding prior to the Spin-Off Date.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerators – Basic and Diluted
Net income	$10,406	$6,236	$20,968	$14,211
Income attributable to non-controlling interests	(14)	—	(26)	—
Earnings attributable to unvested shares	(133)	—	(267)	—
Net income attributable to common stockholders after allocation to participating securities	$10,259	$6,236	$20,675	$14,211

Denominators – Number of Shares
Basic – Average shares outstanding	105,003	104,860	104,958	104,860
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	239	N/A	232	N/A
Diluted – Average shares outstanding	105,242	104,860	105,190	104,860

Earnings Per Share:
Basic	$0.10	$0.06	$0.20	$0.14
Diluted	$0.10	$0.06	$0.20	$0.14

Basic average shares outstanding do not include RSUs totaling 0.7 million and RSAs totaling 0.1 million that were not vested at June 30, 2025. Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PRSAs and PB LTIPs issued to certain executives were considered dilutive and are included in the computation of diluted EPS for the three and six month periods ended June 30, 2025.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At June 30, 2025, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $30.9 million.

Shared Services Agreement

The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statement of operations which amounted to $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $0.4 million and $0.8 million is included in general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

Lease Agreement

In October 2024, the Company entered into a lease agreement with SITE Centers under the Separation and Distribution Agreement where SITE Centers will lease a portion of a property for one year beginning on April 1, 2025. SITE Centers will pay annual rents of $0.8 million as well as a proportionate share of real estate tax expense. The first payment was made by SITE Centers in April 2025 and is reflected in rental income.

Summary

For the three and six months ended June 30, 2025, the Company expensed $0.8 million and $1.5 million of fees to SITE Centers, respectively, which are included in general and administrative expense on the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue. Amounts receivable from SITE Centers and amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of June 30, 2025 under the agreements described above aggregated $31.3 million and $0.3 million, respectively.

12.
Subsequent Events

In July 2025, the Company acquired 29 convenience shopping centers for an aggregate purchase price of $260.4 million.

In July 2025, the Company and the Operating Partnership entered into a term loan agreement with a syndicate of lenders and PNC, National Association, as administrative agent, which provides for an unsecured, term loan in the amount of $150.0 million (the “2025 Term Loan”). In connection with entering into the term loan agreement, the Operating Partnership borrowed the full $150.0 million under the 2025 Term Loan. The 2025 Term Loan will mature in January 2029, subject to two one-year options to extend its maturity to January 2031 at the Operating Partnership’s option and subject to the satisfaction of certain customary conditions. The all-in rate of the 2025 Term Loan will be fixed at 4.609% based on the loan’s current applicable spread and the interest rate swap (Note 5) that fixed the variable-rate SOFR component at 3.659%.

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

The Company considers portions of the information in this quarterly report, including MD&A, to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectation for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not historical fact, including statements regarding the Company’s projected operational and financial performance, strategy, prospects and plans, may be deemed to be forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, among other factors, (1) changes in the economic performance and value of the Company’s properties as a result of broad economic and local conditions, such as inflation, interest rate volatility and market reaction to tariffs and other trade policies; (2) changes in local conditions such as an increase or decrease in the supply of, or demand for, retail real estate space in our geographic markets; (3) the impact of changes in consumer trends, distribution channels, suburban population, retailing practices and the space needs of tenants; (4) our dependence on rental income which depends on the successful operations and financial condition of tenants, the loss of which, including as a result of downsizing or bankruptcy, could result in significant occupancy loss and negatively impact rental income from our properties; (5) our ability to enter into new leases and renew existing leases, in each case, on favorable terms; (6) our ability to identify, acquire, construct or develop additional properties that produce the cash flows that we expect and may be limited by competitive pressures, and our ability to manage our growth effectively and capture the efficiencies of scale that we expect from expansion; (7) potential environmental liabilities; (8) our ability to secure debt and equity financing on commercially acceptable terms or at all, including the ability to complete the sale and purchase of our private placement notes; (9) the illiquidity of real estate investments which could limit our ability to make changes to our portfolio to respond to economic or other conditions; (10) property damage, expenses related thereto and other business and economic consequences (including the potential loss of rental revenues) resulting from climate change, natural disasters, public health crises and weather-related factors in locations where we own properties, the ability to estimate accurately the amounts thereof and the sufficiency and timing of any insurance recovery payments related to such damages; (11) any change in strategy; (12) the effect of future offerings of debt and equity securities on the value of our common stock; (13) any disruption, failure or breach of the networks or systems on which the Company relies, including as a result of cyber-attacks; (14) impairment in the value of real estate property that we own; (15) changes in tax laws impacting REITs and real estate in general, as well as our ability to qualify as a REIT and to maintain REIT status once elected and (16) our ability to retain and attract key management personnel. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to the Company’s Annual Report on Form 10-K under “Item 1A. Risk Factors” and our subsequent reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own and manage a portfolio of convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of the real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of June 30, 2025, Curbline owned, from a legal perspective, approximately 99.1% of the outstanding OP Units with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements.

As of June 30, 2025, the Company’s portfolio consisted of 125 convenience shopping centers aggregating 3.7 million square feet of owned gross leasable area (“GLA”). At June 30, 2025, the aggregate leased rate and occupancy of the Company’s operating shopping center portfolio was 96.1% and 93.5%, respectively and the average annualized base rent (“ABR”) per occupied square foot was $35.26. Prior to the Company’s Spin-Off on October 1, 2024, the Company was a wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”).

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, in suburban, high household income communities, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of June 30, 2025. Convenience shopping centers generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of June 30, 2025, the average GLA of a property in the Curbline portfolio was approximately 30,000 square feet with 94% of base rent generated by units less than 10,000 square feet.

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

Current Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of June 30, 2025, the Company was in a net cash position with $429.9 million of cash on hand plus significant access to debt capital in order to grow its asset base through acquisitions. With over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market (primarily among private investors), the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $120,000 as compared to the national median household income of $80,610.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of service and restaurant businesses, including quick-service restaurants, healthcare and wellness operators, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 51% of the ABR under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot, and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

Transaction and Capital Markets Highlights

Transactional and investment highlights for the Company from January 1, 2025 through July 25, 2025, include the following:

•
Acquired 59 properties for an aggregate purchase price of $539.5 million;
•
Drew $100.0 million on the delayed draw term loan facility in March 2025;
•
Declared two quarterly cash dividends of $0.16 per share of common stock paid in each of April and July 2025;
•
In April 2025, entered into a forward interest rate swap agreement to fix the variable-rate component of the Company’s $100.0 Term Loan Facility at 3.712% from October 1, 2028 through October 1, 2029;
•
In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB with a Stable Rating Outlook resulting in a 40 basis point reduction on the Company’s Revolving Credit Facility and Term Loan Facility;
•
In June 2025, entered into the Note and Guaranty Agreement in connection with a private placement of $150.0 million unsecured senior notes consisting of $100.0 million aggregate principal amount of 5.58% unsecured senior notes due September 3, 2030 and $50.0 million aggregate principal amount of 5.87% unsecured notes due September 3, 2032, to a group of institutional investors. The sale and purchase of the Notes is scheduled to occur on September 3, 2025, subject to customary conditions. In conjunction with this agreement, the Company entered into an interest rate lock agreement resulting in a 5.79% effective interest rate on the notes due September 3, 2032 and a weighted average coupon of 5.65%; and
•
Entered into the $150.0 million 2025 Term Loan in July 2025. In conjunction with this agreement, in May 2025, entered into a forward interest rate swap agreement to fix the variable-rate SOFR component at 3.659%. The all-in rate on the 2025 Term Loan will be fixed at 4.609% based on the loan’s current applicable spread.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2025 through June 30, 2025 include the following:

•
Signed new leases and renewals for approximately 217 thousand square feet of GLA, which included approximately 84 thousand square feet of new leasing volume;
•
Achieved cash new leasing spreads of 16.2% and cash renewal leasing spreads of 8.3%;
•
The ABR per square foot was $35.26 at June 30, 2025, as compared to $35.62 at December 31, 2024 and $35.27 at June 30, 2024. The change in ABR was primarily attributable to property acquisitions, partially offset by rent growth from rent steps and renewals, including options;
•
Aggregate occupancy was 93.5% at June 30, 2025, as compared to 93.9% at December 31, 2024 and 93.7% at June 30, 2024. The change in the occupied rates was primarily attributable to property acquisitions; and
•
Aggregate leased rate was 96.1% at June 30, 2025, as compared to 95.5% at December 31, 2024 and 95.9% at June 30, 2024.

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

Summary Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income attributable to Curbline	$10,392	$6,236	$20,942	$14,211
FFO attributable to Curbline	$26,410	$15,612	$51,364	$32,822
Operating FFO attributable to Curbline	$26,939	$19,842	$52,066	$40,163
Earnings per share - Diluted	$0.10	$0.06	$0.20	$0.14

For the six months ended June 30, 2025, the increase in net income and FFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to the net impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in interest expense and general and administrative expenses. The increase in Operating FFO attributable to Curbline generally was due to the net impact of property acquisitions and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

RESULTS OF OPERATIONS

For the comparison of 2025 performance to 2024, presented below, convenience properties owned as of January 1, 2024, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Rental income(A)	$41,104	$27,944	$13,160
Other income	298	212	86
Total revenues	$41,402	$28,156	$13,246

	Six Months
	Ended June 30,
	2025	2024	$ Change
Rental income(A)	$79,542	$55,810	$23,732
Other income	555	385	170
Total revenues	$80,097	$56,195	$23,902

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income	$30,690	$20,879	$9,811
Recoveries from tenants	10,365	5,955	4,410
Uncollectible revenue	(215)	(316)	101
Lease termination fees, ancillary and other rental income	264	1,426	(1,162)
Total contractual lease payments	$41,104	$27,944	$13,160

	Six Months
	Ended June 30,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income(1)	$58,807	$41,090	$17,717
Recoveries from tenants(2)	19,815	11,683	8,132
Uncollectible revenue	(434)	(479)	45
Lease termination fees, ancillary and other rental income(3)	1,354	3,516	(2,162)
Total contractual lease payments	$79,542	$55,810	$23,732

(1)
The changes in base and percentage rental income for the six months ended June 30, 2025, were due to the following (in millions):

2025 vs. 2024 Increase
Acquisition of convenience shopping centers	$16.6
Comparable Portfolio Properties	0.5
Straight-line rents	0.6
Total	$17.7

At June 30, 2025 and 2024, the Company owned 125 and 72 wholly owned properties, respectively, with an aggregate occupancy rate of 93.5% and 93.7%, respectively, and average ABR per occupied square foot of $35.26 and $35.27, respectively.

(2)
The increase in recoveries from tenants is primarily due to acquisitions. Recoveries from tenants were approximately 95.0% and 97.5% of operating expenses and real estate taxes for the six months ended June 30, 2025 and 2024, respectively. The lower recovery rate was primarily the result of the Spin-Off as the results prior to the Spin-Off do not represent the historical results of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented on a combined basis which impacts the comparability between periods.
(3)
During the six months ended June 30, 2025 and 2024, the amount reported includes $0.9 million and $3.3 million, respectively, from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Operating and maintenance	$5,666	$3,059	$2,607
Real estate taxes	4,971	2,975	1,996
General and administrative	8,156	2,201	5,955
Depreciation and amortization	16,039	9,376	6,663
	$34,832	$17,611	$17,221

	Six Months
	Ended June 30,
	2025	2024	$ Change
Operating and maintenance(A)	$11,068	$5,991	$5,077
Real estate taxes(A)	9,792	5,996	3,796
General and administrative(B)	17,084	3,725	13,359
Depreciation and amortization(A)	30,502	18,611	11,891
	$68,446	$34,323	$34,123

(A)
The changes for the six months ended June 30, 2025, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$3.3	$3.3	$12.5
Comparable Portfolio Properties	1.8	0.5	(0.6)
	$5.1	$3.8	$11.9

(B)
For the six months ended June 30, 2025, primarily represents salaries, benefits and stock-based compensation of the Company’s employees as well as legal, audit, tax and compliance services, board compensation and the shared services fee. For the six months ended June 30, 2024, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the GLA of the Company.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Interest expense	$(1,767)	$(166)	$(1,601)
Interest income	5,580	—	5,580
Other income (expense), net	95	(4,143)	4,238
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(72)	—	(72)

	Six Months
	Ended June 30,
	2025	2024	$ Change
Interest expense(A)	$(2,334)	$(416)	$(1,918)
Interest income(B)	11,233	—	11,233
Other income (expense), net(C)	553	(7,245)	7,798
Gain on disposition of real estate, net	42	—	42
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(177)	—	(177)
(A)
For the six months ended June 30, 2025, consists of interest expense incurred, fees paid and amortization of loan costs related to the Company’s revolving and term loan credit facility. For the six months ended June 30, 2024, consists of interest expense incurred and amortization of loan costs relating to secured mortgages. These mortgages were repaid in May 2024.
(B)
Consists of interest income incurred on cash balances.
(C)
Amounts for the six months ended June 30, 2024 primarily related to transaction costs related to the Spin-Off.

Non-Controlling Interests and Net Income (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Income attributable to non-controlling interests	$(14)	$—	$(14)
Net income attributable to Curbline(A)	10,392	6,236	4,156

	Six Months
	Ended June 30,
	2025	2024	$ Change
Income attributable to non-controlling interests	$(26)	$—	$(26)
Net income attributable to Curbline(A)	20,942	14,211	6,731
(A)
The increase in net income attributable to Curbline for the six months ended June 30, 2025, as compared to the prior-year period, was primarily the result of the net impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in interest expense and general and administrative expenses.

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

The Company believes that certain charges, income and gains/losses recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain non-operating charges, income and gains/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include gains/losses on early extinguishments of debt, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income have been provided below.

Reconciliation Presentation

A reconciliation of net income to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges, income and gains/losses adjusted in the calculation of Operating FFO are non-recurring. These charges, income and gains/losses could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income attributable to Curbline	$10,392	$6,236	$20,942	$14,211
Depreciation and amortization of real estate investment, net of non-controlling interests	16,018	9,376	30,464	18,611
Gain on disposition of real estate, net	—	—	(42)	—
FFO attributable to Curbline	26,410	15,612	51,364	32,822
Separation and other charges	—	104	—	118
Transaction, debt extinguishment and other costs, net of non-controlling interests(A)	529	4,126	702	7,223
Operating FFO attributable to Curbline	$26,939	$19,842	$52,066	$40,163

(A)
For the three months ended June 30, 2025 and 2024, includes transaction costs of $344 and $3,944, respectively. For the six months ended June 30, 2025 and 2024, includes transaction costs of $516 and $7,041, respectively. Transaction costs for the three and six months ended June 30, 2024 were related to the Spin-Off.

The increase in net income and FFO attributable to Curbline for the six months ended June 30, 2025, as compared to the prior-year period, was primarily attributable to the net impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in interest expense and general and administrative expenses. The increase in Operating FFO attributable to Curbline was primarily due to the net impact of property acquisitions and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Net income attributable to Curbline	$20,942	$14,211
Interest expense	2,334	416
Interest income	(11,233)	—
Depreciation and amortization	30,502	18,611
General and administrative	17,084	3,725
Other income (expense), net	(553)	7,245
Gain on disposition of real estate, net	(42)	—
Tax expense	177	—
Non-controlling interests	26	—
Total Curbline NOI	59,237	44,208
Less: Non-Same Property NOI	(18,617)	(5,288)
Total Same-Property NOI	$40,620	$38,920

Total Curbline NOI % Change	34.0%
Same-Property NOI % Change	4.4%

The same-property increase for the six months ended June 30, 2025, as compared to the prior-year period, was primarily attributable to minimum rent increases resulting from rent steps or option rent increases and increases in recoveries from tenants.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At June 30, 2025, the Company’s primary sources of capital were unrestricted cash balances of $429.9 million and a $400.0 million unsecured, undrawn line of credit along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $100.0 million as of June 30, 2025. As of December 31, 2024, there was no indebtedness outstanding.

Indebtedness

In connection with the Spin-Off, the Operating Partnership, as borrower, the Company, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and a delayed draw term loan facility in the amount of $100.0 million (the “Term Loan Facility” and together with the Revolving Credit Facility, the “2024 Credit Facilities”). The aggregate amount available under the 2024 Credit Facilities may be increased up to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions.

The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee is based on the Company’s IG Rating. In May 2025, the Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB. No amounts were drawn under the Revolving Credit Facility as of June 30, 2025.

The Company drew $100.0 million on the Term Loan Facility in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the Term Loan Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the Term Loan Facility varies. Prior to obtaining an IG Rating, the applicable margin was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin is based on the Company’s IG Rating. As of June 30, 2025, $100.0 million is outstanding under the Term Loan Facility.

The 2024 Credit Facilities contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Credit Facilities also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. As of June 30, 2025, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

The Company maintains a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million Term Loan Facility to 3.578%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 interest rate swap agreement to fix the variable-rate SOFR component of the Company’s Term Loan Facility at 3.712% from October 1, 2028 through October 1, 2029. The all-in rate of the Term Loan Facility is fixed at 4.678% based on the loan’s current applicable spread.

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement (the “Note and Guaranty Agreement”) in connection with a private placement of $150.0 million of the Operating Partnership’s unsecured senior notes (the “Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% unsecured senior notes due September 3, 2030 and (ii) $50.0 million aggregate principal amount of 5.87% unsecured notes due September 3, 2032, to a group of institutional investors.

The Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears, until such principal becomes due and payable. The entire unpaid principal balance of each Note shall be due and payable on the maturity date thereof. The Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Notes are unconditionally guaranteed by the Company.

The Operating Partnership will be permitted to prepay the outstanding Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the Notes being prepaid over the principal amount of such Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The Note and Guaranty Agreement contains certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

The sale and purchase of the Notes is scheduled to occur on September 3, 2025, subject to customary closing conditions.

In connection with the Note and Guaranty Agreement, the Company executed a treasury lock hedge transaction in May 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $50.0 million of Notes due September 3, 2032. The treasury lock secured a treasury yield of 4.185%. The hedge transaction settled on June 9, 2025, in connection with the pricing of the Notes, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated other comprehensive income on the consolidated balance sheets as of June 30, 2025. This amount will be amortized on a straight-line basis as a decrease to interest expense over the term of the Notes, once the Notes have been drawn.

In July 2025, the Company and the Operating Partnership entered into a term loan agreement with a syndicate of lenders and PNC, National Association, as administrative agent, which provides for an unsecured, term loan in the amount of $150.0 million (the “2025 Term Loan”). In connection with entering into the term loan agreement, the Operating Partnership borrowed the full $150.0 million under the 2025 Term Loan. The 2025 Term Loan will mature in January 2029, subject to two one-year options to extend its maturity to January 2031 at the Operating Partnership’s option and subject to the satisfaction of certain customary conditions.

Loans under the 2025 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The applicable margin under the 2025 Term Loan varies based on the rating assigned by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Investor Services Inc. to the senior unsecured long-term indebtedness of Company or the Operating Partnership. In May 2025, the Company entered into a $150.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the 2025 Term Loan at 3.659% from July 16, 2025 through January 1, 2031. The all-in rate of the 2025 Term Loan will be fixed at 4.609% based on the loan’s current applicable spread.

As part of its growth strategy, the Company may incur additional debt to finance future acquisitions, including debt that refinances or replaces borrowings under the Revolving Credit Facility, the Term Loan Facility, the Notes or the 2025 Term Loan. While the Company believes it has several viable sources to obtain capital and fund its business, the sources of funds could be affected by various risks and uncertainties.

Dividend Distributions

The Company declared a quarterly cash dividend of $0.16 per share for each of the first two quarters in 2025. The dividends are summarized as follows (in millions):

Quarter Declared	Amount Declared	Date Paid	Amount Paid
First quarter 2025	$17.1	April 8, 2025	$17.0
Second quarter 2025	17.1	July 9, 2025	17.0
Total year to date	$34.2		$34.0

The Company anticipates making distributions to holders of its common stock to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income tax (other than with respect to operations conducted through a taxable REIT subsidiary of the Company) or excise tax. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. To the extent that cash available for distribution is less than the Company’s REIT taxable income, the Company may make a portion of its distributions in the form of additional shares of common stock, and any such distribution of such common stock may be taxable as a dividend to stockholders.

Although the Company generally expects to declare and pay distributions on a quarterly basis, the Company’s Board of Directors (the “Board”) will evaluate its distribution policy regularly in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

Any distributions the Company makes to its stockholders will be at the discretion of the Board and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses and any other expenditures.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of consolidated statements of cash flow (in thousands):

	Six Months
	Ended June 30,
	2025	2024
Cash flow provided by operating activities	$59,543	$32,331
Cash flow used for investing activities	(308,479)	(80,876)
Cash flow provided by financing activities	52,392	49,350

Changes in cash flows for the six months ended June 30, 2025, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities increased $27.2 million primarily due to the net impact from property acquisitions, a decrease in transaction costs related to the Spin-Off and an increase in interest income partially offset by an increase in interest expense and general and administrative expenses.

Investing Activities: Cash used for investing activities increased $227.6 million primarily due to the increase in real estate assets acquired and an increase in escrow deposits for future acquisitions.

Financing Activities: Cash provided by financing activities increased $3.0 million primarily due to the proceeds from the term loan of $100.0 million, partially offset by dividends paid of $43.5 million, lower repayment of mortgage debt of $25.6 million and lower transactions with SITE Centers of $75.0 million.

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

Acquisitions

Through July 25, 2025, the Company acquired 59 convenience shopping centers for an aggregate purchase price of $539.5 million.

Indebtedness

As of June 30, 2025, $100.0 million had been drawn on the Term Loan Facility and in July 2025, the Company entered into and drew upon the $150.0 million 2025 Term Loan. For a summary of interest payable under the Term Loan Facility and 2025 Term Loan, see “Indebtedness” in Liquidity, Capital Resources and Financing Activities section above.

CAPITALIZATION

At June 30, 2025, the Company’s capitalization consisted of $100.0 million of debt and $2.4 billion of market equity (calculated as shares of common stock outstanding multiplied by $22.83, the closing price of the Company’s common stock on the New York Stock Exchange on June 30, 2025).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

The Revolving Credit Facility, the Term Loan Facility, the Note and Guaranty Agreement and the 2025 Term Loan contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its stockholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees and accelerated maturities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with the redevelopment of convenience shopping centers, the Company has entered into commitments with general contractors aggregating approximately $0.4 million for its consolidated properties at June 30, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.9 million related to the maintenance of its properties.

In addition, the Company has debt maturity and interest payment obligations as described in Note 5.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant or available space and executed new leases and renewals aggregating approximately 217 thousand square feet of GLA for the six months ended June 30, 2025. The Company believes the elevated portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s annualized consolidated rental revenues (Starbucks at 2.6% as of June 30, 2025). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and, the Company believes, remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents dependent on tenant sales performance or on ancillary income.

The Company believes that the convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At June 30, 2025, the convenience property portfolio leased and occupancy rates were 96.1% and 93.5%, respectively, and the portfolio ABR per occupied square foot was $35.26, as compared to leased and occupancy rates of 95.5% and 93.9%, respectively, and ABR per occupied square foot of $35.62 at December 31, 2024. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher ABRs per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the six months ended June 30, 2025 was $3.47 per rentable square foot.

Inflation, higher interest rates, evolving U.S. tariffs and retaliatory tariffs on U.S. goods and the market reaction thereto, and concerns over consumer spending growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer behaviors, increased competition and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high-household-income communities in which the properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had $100.0 million of indebtedness as of June 30, 2025, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies during the six months ended June 30, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2025, the Company’s debt adjusted to reflect the swap of the variable-rate (SOFR) component of the interest rate applicable to the Term Loan Facility to a fixed rate of 3.578% is $99.1 million with a maturity of 2.25 years and all-in interest rate of 4.678% based on the loan’s current applicable spread.

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with a major financial institution. At June 30, 2025, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated Term Loan Facility was swapped to a fixed rate through October 1, 2029. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $99.1 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at June 30, 2025, is summarized as follows (in millions):

	June 30, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$99.1	$101.3	(A)	$97.5	(B)

(A)
Includes the fair value of the swap, which was a liability of $1.0 million at June 30, 2025.

(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $2.8 million at June 30, 2025.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of June 30, 2025, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1

Note and Guaranty Agreement, dated June 26, 2025, by and among Curbline Properties Corp., Curbline Properties LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Officer; Principal Accounting Officer)
Date: July 29, 2025