Form 10-Q
period 2025-09-30
Curbline Properties Corp.
filed 2025-10-29
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 22, 2025 the registrant had 105,368,120 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This quarterly report of Curbline Properties Corp. (the “Company” or “Curbline”, “we” or “us”) includes the financial statements of the Company as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024.

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

FORWARD-LOOKING STATEMENTS

The Company considers portions of the information in this quarterly report to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectation for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not historical fact, including statements regarding the Company’s projected operational and financial performance, strategy, prospects and plans, may be deemed to be forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, among other factors:

•
changes in the economic performance and value of the Company’s properties as a result of broad economic and local conditions, such as inflation, interest rate volatility and market reaction to tariffs and other trade policies;
•
changes in local conditions such as an increase or decrease in the supply of, or demand for, retail real estate space in our geographic markets;
•
the impact of changes in consumer trends, distribution channels, suburban population, retailing practices and the space needs of tenants;
•
our dependence on rental income which depends on the successful operations and financial condition of tenants, the loss of which, including as a result of store closures or bankruptcy, could result in significant occupancy loss and negatively impact rental income from our properties;
•
our ability to enter into new leases and renew existing leases, in each case, on favorable terms;
•
our ability to identify, acquire, construct or develop additional properties that produce the cash flows that we expect and may be limited by competitive pressures, and our ability to manage our growth effectively and capture the efficiencies of scale that we expect from expansion;
•
potential environmental liabilities;
•
our ability to secure debt and equity financing on commercially acceptable terms or at all, including the ability to complete the anticipated sale and purchase of our private placement notes;
•
the illiquidity of real estate investments which could limit our ability to make changes to our portfolio to respond to economic or other conditions;
•
property damage, expenses related thereto and other business and economic consequences (including the potential loss of rental revenues) resulting from climate change, natural disasters, public health crises and weather-related factors in locations where we own properties, the ability to estimate accurately the amounts thereof and the sufficiency and timing of any insurance recovery payments related to such damages; any change in strategy;
•
the effect of future offerings of debt and equity securities on the value of our common stock;
•
any disruption, failure or breach of the networks or systems on which the Company relies, including as a result of cyber-attacks;
•
impairment in the value of real estate property that we own;

•
changes in tax laws impacting REITs and real estate in general, as well as our ability to maintain our REIT status; and
•
our ability to retain and attract key management personnel.

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

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2025

Curbline Properties Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Land	$711,551	$490,563
Buildings	1,187,783	841,912
Fixtures and tenant improvements	99,435	80,636
	1,998,769	1,413,111
Less: Accumulated depreciation	(196,261)	(165,350)
	1,802,508	1,247,761
Construction in progress and land	20,389	14,456
Total real estate assets, net	1,822,897	1,262,217
Cash and cash equivalents	430,112	626,409
Accounts receivable, net	21,099	15,887
Amounts receivable from SITE Centers	28,275	33,762
Intangible assets, net	129,397	82,670
Other assets	13,510	12,153
	$2,445,290	$2,033,098
Liabilities and Equity
Indebtedness, net	$396,442	$—
Below-market leases, net	59,832	40,149
Dividends payable	17,521	26,674
Accounts payable and other liabilities	47,976	23,718
Total liabilities	521,771	90,541
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 105,220,092 and 105,043,781 shares outstanding at September 30, 2025 and December 31, 2024, respectively	1,052	1,050
Additional paid-in-capital	1,958,089	1,954,548
Accumulated distributions in excess of net income	(35,534)	(15,021)
Accumulated other comprehensive income (loss)	(3,567)	1,207
Total stockholders’ equity	1,920,040	1,941,784
Non-controlling interests	3,479	773
Total equity	1,923,519	1,942,557
	$2,445,290	$2,033,098

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Three Months
	Ended September 30,
	2025	2024
Revenues from operations:
Rental income	$48,466	$29,576
Other income	181	186
	48,647	29,762
Rental operation expenses:
Operating and maintenance	6,652	3,541
Real estate taxes	5,988	3,311
General and administrative	7,265	3,578
Depreciation and amortization	19,777	11,108
	39,682	21,538
Other income (expense):
Interest expense	(3,983)	—
Interest income	4,107	—
Other income (expense), net	313	(23,634)
Income (loss) before tax expense	9,402	(15,410)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(44)	—
Net income (loss)	$9,358	$(15,410)
Income attributable to non-controlling interests	(12)	—
Net income (loss) attributable to Curbline	$9,346	$(15,410)

Per share data:
Basic	$0.09	$(0.15)
Diluted	$0.09	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2025	2024
Revenues from operations:
Rental income	$128,008	$85,386
Other income	736	572
	128,744	85,958
Rental operation expenses:
Operating and maintenance	17,720	9,532
Real estate taxes	15,780	9,307
General and administrative	24,349	7,304
Depreciation and amortization	50,279	29,719
	108,128	55,862
Other income (expense):
Interest expense	(6,317)	(416)
Interest income	15,340	—
Other income (expense), net	866	(30,879)
Gain on disposition of real estate, net	42	—
Income (loss) before tax expense	30,547	(1,199)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(221)	—
Net income (loss)	$30,326	$(1,199)
Income attributable to non-controlling interests	(38)	—
Net income (loss) attributable to Curbline	$30,288	$(1,199)

Per share data:
Basic	$0.28	$(0.01)
Diluted	$0.28	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$9,358	$(15,410)	$30,326	$(1,199)
Change in cash flow hedges	(753)	—	(4,780)	—
Comprehensive income (loss)	$8,605	$(15,410)	$25,546	$(1,199)
Comprehensive income attributable to non-controlling interests	1	—	6	—
Net income attributable to non-controlling interests	(12)	—	(38)	—
Total comprehensive income (loss) attributable to Curbline	$8,594	$(15,410)	$25,514	$(1,199)

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2024	$1,050	$1,954,548	$(15,021)	$1,207	$1,941,784	$773	$1,942,557
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(2,982)	—	—	(2,983)	—	(2,983)
Stock-based compensation, net	—	4,286	—	—	4,286	2,380	6,666
Dividend and distributions, net declared	—	(33)	(33,869)	—	(33,902)	(298)	(34,200)
Rebalancing of non-controlling interests	—	117	—	—	117	(117)	—
Other comprehensive loss	—	—	—	(4,022)	(4,022)	(5)	(4,027)
Net income	—	—	20,942	—	20,942	26	20,968
Balance, June 30, 2025	1,052	1,955,933	(27,948)	(2,815)	1,926,222	2,759	1,928,981
Stock-based awards retained for taxes	—	(94)	—	—	(94)	—	(94)
Stock-based compensation, net	—	1,874	—	—	1,874	1,227	3,101
Dividend and distributions, net declared	—	(14)	(16,932)	—	(16,946)	(128)	(17,074)
Rebalancing of non-controlling interests	—	390	—	—	390	(390)	—
Other comprehensive loss	—	—	—	(752)	(752)	(1)	(753)
Net income	—	—	9,346	—	9,346	12	9,358
Balance, September 30, 2025	$1,052	$1,958,089	$(35,534)	$(3,567)	$1,920,040	$3,479	$1,923,519

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Net Parent Investment	Accumulated Other Comprehensive Income	Total Parent Company Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2023	$—	$—	$—	$862,638	$—	$862,638	$—	$862,638
Net transactions with SITE Centers prior to Spin-Off	—	—	—	88,671	—	88,671	—	88,671
Net income	—	—	—	14,211	—	14,211	—	14,211
Balance, June 30, 2024	—	—	—	965,520	—	965,520	—	965,520
Net transactions with SITE Centers prior to Spin-Off	—	—	—	166,912	—	166,912	—	166,912
Net loss	—	—	—	(15,410)	—	(15,410)	—	(15,410)
Balance, September 30, 2024	$—	$—	$—	$1,117,022	$—	$1,117,022	$—	$1,117,022

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$30,326	$(1,199)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	50,279	29,719
Amortization and write-off of debt issuance costs	1,067	93
Stock-based compensation	9,767	—
Assumption of buildings due to ground lease terminations	(704)	(2,678)
Gain on disposition of real estate	(42)	—
Net change in accounts receivable	(4,248)	(1,127)
Net change in accounts payable and accrued expenses	9,107	3,176
Net change in other operating assets and liabilities	3,180	(2,728)
Total adjustments	68,406	26,455
Net cash flow provided by operating activities	98,732	25,256
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(613,672)	(216,198)
Acquisition escrow deposits	(4,688)	—
Real estate improvements to operating real estate	(9,981)	(18,465)
Proceeds from disposition of real estate	53	—
Net cash flow used for investing activities	(628,288)	(234,663)
Cash flow from financing activities:
Proceeds from term loan	250,000	—
Proceeds from unsecured notes	150,000	—
Repayment of mortgage debt	—	(25,651)
Payment of debt issuance costs	(2,854)	(5,034)
Common stock offering expenses	(383)	—
Taxes withheld for vested restricted stock	(3,077)	—
Transactions with SITE Centers	—	241,912
Dividends paid	(60,427)	—
Net cash flow provided by financing activities	333,259	211,227

Net (decrease) increase in cash and cash equivalents	(196,297)	1,820
Cash, cash equivalents and restricted cash, beginning of period	626,409	721
Cash, cash equivalents and restricted cash, end of period	$430,112	$2,541

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of September 30, 2025, Curbline owned, from a legal perspective, approximately 99.1% of the outstanding OP Units, including all of the outstanding Common Units, with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry. As of September 30, 2025, the Company owned 162 convenience shopping centers consisting of 4.5 million square feet of gross leasable area (“GLA”).

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

Prior to the Spin-Off

For the three and nine months ended and as of September 30, 2024, the accompanying historical consolidated financial statements and related notes of the Company do not represent the statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented herein, in each case, in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany transactions and balances have been eliminated in combination.

The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2024 reflect the revenues and direct expenses of the Company and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. Net parent investment reflected on the consolidated statements of equity prior to the Spin-Off Date represents the excess of total assets over total liabilities. Net parent investment is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the Spin-Off, as well as the allocated costs and expenses described below.

Further, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2024 include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs using the relative percentage of GLA of the Company and SITE Centers’ management’s knowledge of the Company. The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity during the applicable periods. The Company believes the assumptions underlying the allocation of indirect expenses are reasonable.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2025 and 2024, are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2025	2024
Accounts payable related to construction in progress	$2.9	$1.4
Accounts receivable related to construction in progress	5.2	—
Accounts payable related to future acquisitions	0.6	—
Accounts payable related to offering expense	0.3	—
Assumption of buildings due to ground lease terminations	0.7	2.7
Dividends declared, but not paid	17.5	—
Recognition of below market ground lease assets	—	13.7

Non-Controlling Interests

Non-controlling interests in the Operating Partnership include limited partnership interests in the Operating Partnership in the form of LTIP Unit awards classified as equity. Net income allocated to the non-controlling interests related to the service-based LTIP Units is based on the weighted-average ownership during the period. The Company will adjust the carrying value of the non-controlling interests to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments will be recorded to additional paid-in capital as a rebalancing of non-controlling interests on the accompanying consolidated statements of equity.

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

Equity

On September 25, 2025, the Board of Directors of the Company authorized a common stock repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $250.0 million in shares of its common stock. No shares have been repurchased as of September 30, 2025.

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

2.
Acquisitions

During the nine months ended September 30, 2025, the Company acquired 67 convenience shopping centers for a gross purchase price of $615.2 million. The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$220,905	N/A
Buildings	342,928	(A)
Tenant improvements	11,723	(A)
In-place leases (including lease origination costs and fair market value of leases)	65,556	5.1
Other assets assumed	1,336	N/A
	642,448
Less: Below-market leases	(23,562)	13.6
Less: Other liabilities assumed	(5,214)	N/A
Net assets acquired	$613,672

(A)
Depreciated in accordance with the Company’s policy.

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025, was $11.1 million and $15.9 million, respectively, in total revenues from the date of acquisition through September 30, 2025, for the properties acquired in 2025.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	September 30, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$128,056	$(42,425)	$85,631
Above-market leases	9,342	(2,731)	6,611
Lease origination costs	28,906	(6,664)	22,242
Tenant relationships	652	(545)	107
Below-market leases (as lessee)	14,893	(87)	14,806
Total intangible assets, net	$181,849	$(52,452)	$129,397
Other assets:
Operating lease ROU assets			$639
Prepaid expenses			2,277
Other assets(A)			6,221
Deposits			1,338
Deferred charges, net			3,035
Total other assets			$13,510
	Liability	Accumulated Amortization	Net
Below-market leases, net	$70,395	$(10,563)	$59,832

(A)
Includes $5.6 million of acquisition escrow deposits.

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$78,997	$(28,533)	$50,464
Above-market leases	4,573	(2,133)	2,440
Lease origination costs	19,122	(4,338)	14,784
Tenant relationships	652	(528)	124
Below-market leases (as lessee)	14,893	(35)	14,858
Total intangible assets, net	$118,237	$(35,567)	$82,670
Other assets:
Prepaid expenses			$3,620
Other assets(A)			1,319
Deposits			1,201
Swap receivable			1,208
Deferred charges, net(B)			4,805
Total other assets			$12,153
	Liability	Accumulated Amortization	Net
Below-market leases, net	$47,226	$(7,077)	$40,149

(A)
Includes $0.8 million of acquisition escrow deposits.
(B)
Includes the unamortized portion of the $5.1 million of fees incurred to obtain the Revolving Credit Facility and 2024 Term Loan (each as defined below in Note 5).

Amortization for the three and nine months ended September 30, 2025 and 2024 related to the Company’s intangibles, excluding Below-market leases (as lessee), was as follows (in thousands):

Year	Income	Expense
Three months ended September 30, 2025	$1,211	$7,486
Three months ended September 30, 2024	679	2,679
Nine months ended September 30, 2025	3,170	17,205
Nine months ended September 30, 2024	2,010	7,012

4.
Leases

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income, for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income:
Fixed lease income(A)	$35,490	$21,645	$92,914	$61,546
Variable lease income(B)	12,115	7,285	32,708	22,342
Above-market and below-market leases amortization, net	1,211	679	3,170	2,010
Uncollectible revenue	(350)	(33)	(784)	(512)
Total rental income	$48,466	$29,576	$128,008	$85,386

(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, overage rent, lease termination fee income and ancillary income.
5.
Indebtedness, net

$150.0 Million 2025 Term Loan

On July 15, 2025, the Company and the Operating Partnership entered into a term loan agreement with a syndicate of lenders and PNC, National Association, as administrative agent (the “2025 Term Loan Agreement”), which provides for an unsecured, term loan in the amount of $150.0 million (the “2025 Term Loan”). In connection with entering into the 2025 Term Loan Agreement, the Operating Partnership borrowed the full $150.0 million under the 2025 Term Loan. The aggregate amount available under the 2025 Term Loan Agreement may be increased to $250.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The 2025 Term Loan will mature in January 2029, subject to two one-year options to extend its maturity to January 2031 at the Operating Partnership’s option and subject to the satisfaction of certain customary conditions.

The 2025 Term Loan bears interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The applicable margin under the 2025 Term Loan varies based on the rating assigned by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Investor Services Inc. to the senior unsecured long-term indebtedness of the Company or the Operating Partnership. In May 2025, the Company entered into a $150.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the 2025 Term Loan at 3.66%, from July 16, 2025 through January 1, 2031. The all-in rate of the 2025 Term Loan was fixed at 4.61% based on the loan’s current applicable spread.

The 2025 Term Loan may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR-based rate election is in effect.

The 2025 Term Loan Agreement contains certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2025 Term Loan Agreement also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at September 30, 2025.

$150.0 Million Private Placement of Unsecured Notes

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement (the “Note and Guaranty Agreement”) in connection with a private placement of $150.0 million of the Operating Partnership’s senior unsecured notes (the “2025 Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% senior unsecured notes due September 3, 2030 and (ii) $50.0 million aggregate principal amount of 5.87% senior unsecured notes due September 3, 2032, to a group of institutional investors. The sale and purchase of the 2025 Notes was completed on September 3, 2025.

The 2025 Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears on March 3 and September 3 of each year, until such principal becomes due and payable. The entire unpaid principal balance of each 2025 Note shall be due and payable on the maturity date thereof. The 2025 Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The 2025 Notes are unconditionally guaranteed by the Company.

The Operating Partnership is permitted to prepay the outstanding 2025 Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the 2025 Notes then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the 2025 Notes being prepaid over the principal amount of such 2025 Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding 2025 Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The Note and Guaranty Agreement contains certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio. The Company was in compliance with these financial covenants at September 30, 2025.

In connection with the Note and Guaranty Agreement, the Company executed a treasury lock hedge transaction in June 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the $50.0 million of 2025 Notes due September 3, 2032. The treasury lock secured a treasury yield of 4.19%. The hedge transaction settled on June 9, 2025, in connection with the 2025 Notes pricing, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated other comprehensive income (loss) on the consolidated balance sheets as of September 30, 2025. This amount is being amortized on a straight-line basis as a decrease to interest expense over the term of the 2025 Notes due September 3, 2032.

Revolving Credit Facility and 2024 Term Loan

In connection with the Spin-Off on October 1, 2024, the Company and the Operating Partnership entered into a credit agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for (i) an unsecured revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and (ii) an unsecured, delayed draw term loan in the amount of $100.0 million (the “2024 Term Loan” and, together with the Revolving Credit Facility, the “2024 Credit Facilities”). The Revolving Credit Facility also provides a $35.0 million sublimit for letters of credit. The aggregate amount available under the 2024 Credit Facilities may be increased to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029, subject to the satisfaction of certain conditions. Any loan under the 2024 Term Loan will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. In March 2025, the Company drew $100.0 million on the 2024 Term Loan.

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

Loans under the 2024 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the 2024 Term Loan varies. Prior to obtaining an IG Rating, the applicable margin was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin is based on the Company’s IG Rating.

The 2024 Credit Agreement contains certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Credit Agreement also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at September 30, 2025.

In October 2024, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million 2024 Term Loan at 3.58%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% from October 1, 2028 through October 1, 2029. Following the investment grade rating and simultaneously with the Company’s borrowing of the 2025 Term Loan, the 2024 Credit Agreement was amended to reduce the interest rate spread resulting in an all-in rate for the 2024 Term Loan of 4.53% based on the loan’s current applicable spread as of September 30, 2025.

As of December 31, 2024, no amounts had been drawn or were outstanding on either of the 2024 Credit Facilities. As of September 30, 2025, no amounts have been drawn on the Revolving Credit Facility. The outstanding indebtedness at September 30, 2025 is summarized as follows (in thousands):

	Carrying Value	Interest Rate	Maturity Date
2024 Term Loan	$100,000	4.53%(A)	October 2027
2025 Notes	150,000	5.58%—5.87%	September 2030 — September 2032
2025 Term Loan	150,000	4.61%(A)	January 2029
Less: Unamortized debt issuance costs	(3,558)
Total indebtedness	$396,442

(A)
Reflects the utilization of a swap, which caps the variable-rate (SOFR) interest rate.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At September 30, 2025, the carrying amount of indebtedness was $396.4 million and the fair value was $403.7 million. There was no indebtedness outstanding at December 31, 2024.

Items Measured on Fair Value on a Recurring Basis - Derivatives

The Company has pay-fixed interest rate swaps to manage some of its exposure to future changes in benchmark-interest rates (the “Swaps”). The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy. The Swaps (included in Accounts payable and other liabilities) are measured at fair value on a recurring basis. As of September 30, 2025, the fair value of the Swaps was a liability of $3.4 million.

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

As of September 30, 2025 and December 31, 2024, the Company had an effective swap with a notional amount of $100.0 million, expiring in October 2028, which converts the variable-rate SOFR component of the interest rate applicable to its 2024 Term Loan to a fixed rate of 3.58% (Note 5) from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into an effective interest rate swap agreement with a notional amount of $100.0 million to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% (Note 5) from October 1, 2028 through October 1, 2029. In May 2025, the Company entered into an effective forward interest rate swap agreement with a notional amount of $150.0 million to fix the variable-rate SOFR component of the Company’s $150.0 million 2025 Term Loan at 3.66% from July 16, 2025 through January 1, 2031.

In connection with an anticipated private notes offering, in September 2025, the Company entered into interest rate lock agreements to fix the treasury component of the Company’s anticipated $150.0 million 7-year maturity and $50.0 million 5-year maturity debt issuance at 3.96% and 3.76%, respectively. The hedge transactions settled on October 23, 2025 (Note 12), in connection with the pricing of the notes, and included a payment of $2.0 million, which will be recognized as a loss within Accumulated Other Comprehensive Income (“OCI”) on the consolidated balance sheets as of December 31, 2025. This amount will be amortized on a straight-line basis as an increase to interest expense over the terms of the five-year and seven-year notes.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in Accumulated OCI and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects to reflect, within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $0.1 million.

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

Credit Risk-Related Contingent Features

The Company has an agreement with the swap counterparties that contains a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on the swap, resulting in an acceleration of payment under the swap.

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

Commitments and Guarantees

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.0 million related to the maintenance of its properties and general and administrative expenses.

8.
Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2024	$1,207
Change in fair value of cash flow hedges	(4,780)
Comprehensive income attributable to non-controlling interests	6
Balance, September 30, 2025(A)	$(3,567)

(A)
Includes derivative financial instruments entered into by the Company in connection with its 2024 Term Loan, 2025 Term Loan and the 2025 Notes (Note 5).
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

On October 15, 2024, the Company’s Chief Executive Officer (the “CEO”) was granted service-based LTIP Units pursuant to his employment agreement with a value of $2.7 million, which equated to 116,532 LTIP Units, which will vest ratably over a four-year period with the first vesting date being October 15, 2025, subject to his continued employment. On February 22, 2025, the CEO was granted service-based LTIP Units pursuant to his employment agreement with a value of $0.8 million, which equated to 32,391

LTIP Units, which will vest ratably over a three-year period with the first vesting date being February 22, 2026, subject to his continued employment. The grant values were equal to the market value of the Company’s common stock at the dates of the grants.

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the outstanding stock-based awards and LTIP Units for the three and nine month periods ended September 30, 2025, consisted of the following (in thousands):

	Three Months Ended	Nine Months Ended
Non-Cash Compensation Expense	September 30, 2025	September 30, 2025
Restricted stock units (“RSUs”)	$1,593	$5,314
Restricted stock awards (“RSAs”)	146	446
Service-based LTIP Units	423	1,221
Performance-Based Restricted Stock Awards (“PRSAs”)	135	400
Performance-Based LTIP Units (“PB LTIPs”)	804	2,386
Total non-cash compensation expense	$3,101	$9,767

10.
Earnings Per Share

The Company declared quarterly cash dividends of $0.16 per share of common stock for each of the first, second and third quarters of 2025. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 was based on the number of shares outstanding on October 1, 2024. For the three and nine months ended September 30, 2024, it is assumed that there are no dilutive equity instruments as there were no Curbline stock-based awards outstanding prior to the Spin-Off Date.

The following table provides a reconciliation of net income (loss) and the number of shares of common stock used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of shares of common stock outstanding without regard to potentially dilutive shares of common stock, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerators – Basic and Diluted
Net income (loss)	$9,358	$(15,410)	$30,326	$(1,199)
Income (loss) attributable to non-controlling interests	(12)	—	(38)	—
Earnings attributable to unvested shares	(131)	—	(398)	—
Net income (loss) attributable to common stockholders after allocation to participating securities	$9,215	$(15,410)	$29,890	$(1,199)

Denominators – Number of Shares
Basic – Average shares outstanding	105,004	104,860	104,973	104,860
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	260	N/A	235	N/A
Diluted – Average shares outstanding	105,264	104,860	105,208	104,860

Earnings Per Share:
Basic	$0.09	$(0.15)	$0.28	$(0.01)
Diluted	$0.09	$(0.15)	$0.28	$(0.01)

Basic average shares outstanding do not include RSUs totaling 0.7 million and RSAs totaling 0.1 million that were not vested at September 30, 2025. Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PRSAs and PB LTIPs issued to certain executives were considered dilutive and are included in the computation of diluted EPS for the three and nine month periods ended September 30, 2025.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At September 30, 2025, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $28.0 million.

Shared Services Agreement

The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statement of operations which amounted to $0.8 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $0.3 million and $1.1 million is included in general and administrative expense on the consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

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

Summary

For the three and nine months ended September 30, 2025, the Company expensed $0.9 million and $2.4 million of fees to SITE Centers, respectively, which are included in general and administrative expense on the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue. Amounts receivable from SITE Centers and amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of September 30, 2025 under the agreements described above aggregated $28.3 million and $0.3 million, respectively.

12.
Subsequent Events

Through October 29, 2025, the Company acquired two convenience shopping centers for an aggregate purchase price of $29.0 million.

On October 1, 2025, the Company entered into an equity sales agreement for the issuance of up to $250.0 million in shares of common stock under a continuous equity program. Under the program, the Company may, at its election, enter into one or more separate forward sales agreements. The Company entered into the equity sales agreement in connection with the filing of the Company’s registration statement on Form S-3. At October 29, 2025, the Company had $250.0 million available for the issuance of common stock under that program.

On October 23, 2025, the Company and the Operating Partnership priced a private placement offering of $200.0 million of Operating Partnership’s senior unsecured notes (the “2026 Notes”), consisting of (i) $50.0 million aggregate principal amount of 4.90% senior unsecured notes due January 20, 2031 and (ii) $150.0 million aggregate principal amount of 5.13% senior unsecured notes due January 20, 2033, with a group of institutional investors. The Company and the Operating Partnership expect to enter into a Note and Guaranty Agreement on November 12, 2025 pursuant to which the Operating Partnership expects to be funded on or around year-end and in the first quarter of 2026. In connection with the offering, the hedge transactions (Note 6) settled on October 23, 2025, in connection with the pricing of the 2026 Notes, and included a payment of $2.0 million which will be recognized as a loss within Accumulated Other Comprehensive Income (“OCI”) on the consolidated balance sheets as of December 31, 2025. This amount will be amortized on a straight-line basis as an increase to interest expense over the terms of the five-year and seven-year notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Curbline Properties Corp. and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report as well as its Annual Report on Form 10-K for the year ended December 31, 2024 and other publicly available information. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectations for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements” above.

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own and manage a portfolio of convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of the real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of September 30, 2025, Curbline owned, from a legal perspective, approximately 99.1% of the outstanding OP Units with the remaining OP Units held by members of management through LTIP Units subject to vesting requirements.

As of September 30, 2025, the Company’s portfolio consisted of 162 convenience shopping centers aggregating 4.5 million square feet of owned gross leasable area (“GLA”). At September 30, 2025, the aggregate leased rate and occupancy rate of the Company’s operating shopping center portfolio was 96.7% and 93.9%, respectively and the average annualized base rent (“ABR”) per occupied square foot was $34.38. Prior to the Company’s Spin-Off on October 1, 2024, the Company was a wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”).

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, in suburban, high household income communities, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of September 30, 2025. Convenience shopping centers generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of September 30, 2025, the average GLA of a property in the Curbline portfolio was approximately 28,000 square feet with 94% of base rent generated by units less than 10,000 square feet.

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

Current Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of September 30, 2025, the Company was in a net cash position with $430.1 million of cash on hand plus significant access to debt capital in order to grow its asset base through acquisitions. With over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market (primarily among private investors), the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $117,000 as compared to the national median household income of $83,730.

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

Transaction and Capital Markets Highlights

Transactional and investment highlights for the Company from January 1, 2025 through October 29, 2025, include the following:

•
Acquired 69 properties for an aggregate purchase price of $644.1 million;
•
Drew $100.0 million on the delayed draw 2024 Term Loan in March 2025;
•
In April 2025, entered into a forward interest rate swap agreement to fix the variable-rate component of the Company’s $100.0 million 2024 Term Loan at 3.71% from October 1, 2028 through October 1, 2029;
•
In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB with a Stable Rating Outlook resulting in a 40 basis point reduction on the Company’s Revolving Credit Facility and 2024 Term Loan. Following the May 2025 investment grade rating and simultaneously with the Company’s borrowing of the 2025 Term Loan, the 2024 Credit Agreement was amended to reduce the interest rate spread resulting in an all-in rate for the 2024 Term Loan of 4.53% based on the loan’s current applicable spread as of September 30, 2025;
•
In June 2025, entered into the Note and Guaranty Agreement in connection with a private placement of $150.0 million senior unsecured notes consisting of $100.0 million aggregate principal amount of 5.58% senior unsecured notes due September 3, 2030 and $50.0 million aggregate principal amount of 5.87% unsecured notes due September 3, 2032, to a group of institutional investors (the “2025 Notes”). The sale and purchase of the 2025 Notes occurred on September 3, 2025. In conjunction with this agreement, the Company entered into an interest rate lock agreement resulting in a 5.79% effective interest rate on the 2025 Notes due September 3, 2032 and a weighted-average coupon of 5.65%;
•
In July 2025, entered into the $150.0 million 2025 Term Loan. In conjunction with this agreement, in May 2025, entered into a forward interest rate swap agreement to fix the variable-rate SOFR component at 3.66%. The all-in rate on the 2025 Term Loan is fixed at 4.61% based on the loan’s current applicable spread;
•
In September 2025, entered into interest rate lock agreements to fix the treasury component of the Company’s anticipated $150.0 million 7-year maturity and $50.0 million 5-year maturity debt issuance at 3.96% and 3.76%, respectively;

•
In September 2025, the Company’s Board of Directors authorized a common stock repurchase program of up to a maximum aggregate purchase price of $250.0 million;
•
In October 2025, the Company entered into an agreement for the future issuance of up to $250.0 million of common stock under a continuous equity program; and
•
Declared three quarterly cash dividends of $0.16 per share of common stock paid in each of April, July and October 2025.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2025 through September 30, 2025 include the following:

•
Signed new leases and renewals for approximately 370 thousand square feet of GLA, which included approximately 150 thousand square feet of new leasing volume;
•
Achieved cash new leasing spreads of 20.6% and cash renewal leasing spreads of 9.0%;
•
The ABR per square foot was $34.38 at September 30, 2025, as compared to $35.62 at December 31, 2024 and $35.65 at September 30, 2024. The change in ABR was primarily attributable to property acquisitions, partially offset by rent growth from rent steps and renewals, including options;
•
Aggregate occupancy rate was 93.9% at September 30, 2025, as compared to 93.9% at December 31, 2024 and 93.8% at September 30, 2024. The change in the occupied rates was primarily attributable to property acquisitions; and
•
Aggregate leased rate was 96.7% at September 30, 2025, as compared to 95.5% at December 31, 2024 and 95.4% at September 30, 2024.

Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease over the annual base rent applicable to the final year of the previous lease term. The Company’s cash leasing spread calculation excludes deals for first generation units, or where the unit was vacant at the time of acquisition, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

Summary Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Curbline	$9,346	$(15,410)	$30,288	$(1,199)
FFO attributable to Curbline	$29,096	$(4,302)	$80,461	$28,520
Operating FFO attributable to Curbline	$29,514	$19,512	$81,581	$59,675
Earnings per share - Diluted	$0.09	$(0.15)	$0.28	$(0.01)

For the nine months ended September 30, 2025, the increase in net income (loss) and FFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to the net impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in interest expense and general and administrative expenses. The increase in Operating FFO attributable to Curbline generally was due to the net impact of property acquisitions and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

RESULTS OF OPERATIONS

For the comparison of 2025 performance to 2024, presented below, convenience properties owned as of January 1, 2024, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Rental income(A)	$48,466	$29,576	$18,890
Other income	181	186	(5)
Total revenues	$48,647	$29,762	$18,885

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Rental income(A)	$128,008	$85,386	$42,622
Other income	736	572	164
Total revenues	$128,744	$85,958	$42,786

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended September 30,
Rental Income	2025	2024	$ Change
Base and percentage rental income	$36,334	$22,152	$14,182
Recoveries from tenants	12,148	6,724	5,424
Uncollectible revenue	(350)	(33)	(317)
Lease termination fees, ancillary and other rental income	334	733	(399)
Total rental income	$48,466	$29,576	$18,890

	Nine Months
	Ended September 30,
Rental Income	2025	2024	$ Change
Base and percentage rental income(1)	$95,141	$63,242	$31,899
Recoveries from tenants(2)	31,963	18,407	13,556
Uncollectible revenue	(784)	(512)	(272)
Lease termination fees, ancillary and other rental income(3)	1,688	4,249	(2,561)
Total rental income	$128,008	$85,386	$42,622

(1)
The changes in base and percentage rental income for the nine months ended September 30, 2025, were due to the following (in millions):

2025 vs. 2024 Increase
Acquisition of convenience shopping centers	$29.6
Comparable Portfolio Properties	0.9
Straight-line rents	1.4
Total	$31.9

At September 30, 2025 and 2024, the Company owned 162 and 79 wholly owned properties, respectively, with an aggregate occupancy rate of 93.9% and 93.8%, respectively, and average ABR per occupied square foot of $34.38 and $35.65, respectively.

(2)
The increase in recoveries from tenants is primarily due to the impact of acquisitions. Recoveries from tenants were approximately 95.4% and 97.7% of operating expenses and real estate taxes for the nine months ended September 30, 2025 and 2024, respectively. The lower recovery rate was primarily the result of the Spin-Off as the results prior to the Spin-Off do not represent the historical results of a legal entity, but rather a combination of entities under common control that have been “carved out” of SITE Centers’ consolidated financial statements and presented on a combined basis which impacts the comparability between periods.
(3)
During the nine months ended September 30, 2025 and 2024, the amount reported includes $0.9 million and $3.8 million, respectively, from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Operating and maintenance	$6,652	$3,541	$3,111
Real estate taxes	5,988	3,311	2,677
General and administrative	7,265	3,578	3,687
Depreciation and amortization	19,777	11,108	8,669
	$39,682	$21,538	$18,144

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Operating and maintenance(A)	$17,720	$9,532	$8,188
Real estate taxes(A)	15,780	9,307	6,473
General and administrative(B)	24,349	7,304	17,045
Depreciation and amortization(A)	50,279	29,719	20,560
	$108,128	$55,862	$52,266

(A)
The changes for the nine months ended September 30, 2025, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$5.9	$5.8	$22.2
Comparable Portfolio Properties	2.3	0.7	(1.6)
	$8.2	$6.5	$20.6

(B)
For the nine months ended September 30, 2025, primarily represents salaries, benefits and stock-based compensation of the Company’s employees as well as legal, audit, tax and compliance services, board compensation and the shared services fee. For the nine months ended September 30, 2024, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the GLA of the Company.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Interest expense	$(3,983)	$—	$(3,983)
Interest income	4,107	—	4,107
Other income (expense), net	313	(23,634)	23,947
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(44)	—	(44)

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Interest expense(A)	$(6,317)	$(416)	$(5,901)
Interest income(B)	15,340	—	15,340
Other income (expense), net(C)	866	(30,879)	31,745
Gain on disposition of real estate, net	42	—	42
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(221)	—	(221)
(A)
As of September 30, 2025, the Company’s consolidated indebtedness consisted of the 2024 Term Loan, the 2025 Term Loan and the 2025 Notes with an aggregate outstanding balance of $400.0 million and a weighted-average interest rate (based on contractual rates and excluding amortization of debt issuance costs) of 5.0% at September 30, 2025. At September 30, 2025, the weighted-average maturity (without extensions) was 3.8 years. For the nine months ended September 30, 2024, consists of interest expense incurred and amortization of loan costs relating to secured mortgages. These mortgages were repaid in May 2024.
(B)
Consists of interest income incurred on cash balances.
(C)
Amounts for the nine months ended September 30, 2024 primarily related to transaction costs related to the Spin-Off.

Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Income attributable to non-controlling interests	$(12)	$—	$(12)
Net income (loss) attributable to Curbline	9,346	(15,410)	24,756

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Income attributable to non-controlling interests	$(38)	$—	$(38)
Net income (loss) attributable to Curbline(A)	30,288	(1,199)	31,487
(A)
The increase in net income (loss) attributable to Curbline for the nine months ended September 30, 2025, as compared to the prior-year period, was primarily the result of the net impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in interest expense and general and administrative expenses.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities. This provides a perspective of the Company’s financial performance not immediately apparent from net income (loss) determined in accordance with GAAP.

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

For the reasons described above, management believes that FFO and Operating FFO provide the Company and investors with an important indicator of the Company’s operating performance. They provide recognized measures of performance other than GAAP net income (loss), which may include non-cash items. Other real estate companies may calculate FFO and Operating FFO in a different manner.

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income (loss). FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (loss) (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) have been provided below.

Reconciliation Presentation

A reconciliation of net income (loss) to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges, income and gains/losses adjusted in the calculation of Operating FFO are non-recurring. These charges, income and gains/losses could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Curbline	$9,346	$(15,410)	$30,288	$(1,199)
Depreciation and amortization of real estate investment, net of non-controlling interests	19,750	11,108	50,215	29,719
Gain on disposition of real estate, net	—	—	(42)	—
FFO attributable to Curbline	29,096	(4,302)	80,461	28,520
Separation and other charges	—	186	—	304
Transaction, debt extinguishment and other costs, net of non-controlling interests(A)	418	23,628	1,120	30,851
Operating FFO attributable to Curbline	$29,514	$19,512	$81,581	$59,675

(A)
For the three months ended September 30, 2025 and 2024, includes transaction costs of $388 and $23,628, respectively. For the nine months ended September 30, 2025 and 2024, includes transaction costs of $904 and $30,668, respectively. Transaction costs for the three and nine months ended September 30, 2024 were related to the Spin-Off.

The increase in net income (loss) and FFO attributable to Curbline for the nine months ended September 30, 2025, as compared to the prior-year period, was primarily attributable to the net impact of property acquisitions, an increase in interest income and a decrease in transaction costs related to the Spin-Off, partially offset by an increase in interest expense and general and administrative expenses. The increase in Operating FFO attributable to Curbline was primarily due to the net impact of property acquisitions and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

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

SPNOI is not, and is not intended to be, a presentation in accordance with GAAP. SPNOI information has its limitations as it excludes any capital expenditures associated with the re-leasing of tenant space or as needed to operate the assets. SPNOI does not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use SPNOI as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. SPNOI does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. SPNOI should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. A reconciliation of NOI and SPNOI to their most directly comparable GAAP measure of net income (loss) is provided below.

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Net income (loss) attributable to Curbline	$30,288	$(1,199)
Interest expense	6,317	416
Interest income	(15,340)	—
Depreciation and amortization	50,279	29,719
General and administrative	24,349	7,304
Other income (expense), net	(866)	30,879
Gain on disposition of real estate, net	(42)	—
Tax expense	221	—
Non-controlling interests	38	—
Total Curbline NOI	95,244	67,119
Less: Non-Same Property NOI	(34,495)	(8,561)
Total Same-Property NOI	$60,749	$58,558

Total Curbline NOI % Change	41.9%
Same-Property NOI % Change	3.7%

The same-property increase for the nine months ended September 30, 2025, as compared to the prior-year period, was primarily attributable to minimum rent increases resulting from rent steps or option rent increases and increases in recoveries from tenants.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At September 30, 2025, the Company’s primary sources of capital were unrestricted cash balances of $430.1 million and a $400.0 million unsecured, undrawn line of credit along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $400.0 million as of September 30, 2025. As of December 31, 2024, there was no indebtedness outstanding.

Indebtedness

In connection with the Spin-Off, the Operating Partnership, as borrower, the Company, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent entered into a credit agreement (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for a revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and a delayed draw 2024 Term Loan in the amount of $100.0 million (the “2024 Term Loan” and together with the Revolving Credit Facility, the “2024 Credit Facilities”). The aggregate amount available under the 2024 Credit Facilities may be increased up to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions.

The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee is based on the Company’s IG Rating. In May 2025, the Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB. No amounts were drawn under the Revolving Credit Facility as of September 30, 2025.

The Company drew $100.0 million on the 2024 Term Loan in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the 2024 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the 2024 Term Loan varies. Prior to obtaining an IG Rating, the applicable margin was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin is based on the Company’s IG Rating. As of September 30, 2025, $100.0 million is outstanding under the 2024 Term Loan.

The 2024 Credit Agreement contains certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Credit Agreement also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. As of September 30, 2025, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

The Company maintains a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million 2024 Term Loan to 3.58%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 interest rate swap agreement to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% from October 1, 2028 through October 1, 2029. Following the investment grade rating and simultaneously with the Company’s borrowing of the 2025 Term Loan discussed below, the 2024 Credit Agreement was amended to reduce the interest rate spread resulting in an all-in rate for the 2024 Term Loan of 4.53% based on the loan’s current applicable spread as of September 30, 2025.

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement (the “Note and Guaranty Agreement”) in connection with a private placement of $150.0 million of the Operating Partnership’s senior unsecured notes (the “2025 Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% senior unsecured notes due September 3, 2030 and (ii) $50.0 million aggregate principal amount of 5.87% senior unsecured notes due September 3, 2032, to a group of institutional investors. The sale and purchase of the 2025 Notes was completed on September 3, 2025. In conjunction with this agreement, the Company entered into an interest rate lock agreement resulting in a 5.79% effective interest rate on the 2025 Notes due September 3, 2032 and a weighted-average coupon of 5.65%.

The 2025 Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears, until such principal becomes due and payable. The entire unpaid principal balance of each 2025 Note shall be due and payable on the maturity date thereof. The 2025 Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The 2025 Notes are unconditionally guaranteed by the Company.

The Operating Partnership is permitted to prepay the outstanding 2025 Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the 2025 Notes then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the 2025 Notes being prepaid over the principal amount of such 2025 Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding 2025 Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The Note and Guaranty Agreement contains certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

In connection with the Note and Guaranty Agreement, the Company executed a treasury lock hedge transaction in May 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $50.0 million of the 2025 Notes due September 3, 2032. The treasury lock secured a treasury yield of 4.19%. The hedge transaction settled on June 9, 2025, in connection with the pricing of the 2025 Notes, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated other comprehensive income on the consolidated balance sheets as of September 30, 2025. This amount is amortized on a straight-line basis as a decrease to interest expense over the term of the 2025 Notes.

In July 2025, the Company and the Operating Partnership entered into a term loan agreement with a syndicate of lenders and PNC, National Association, as administrative agent (the “2025 Term Loan Agreement”), which provides for an unsecured, term loan in the amount of $150.0 million (the “2025 Term Loan”). In connection with entering into the 2025 Term Loan Agreement, the Operating Partnership borrowed the full $150.0 million under the 2025 Term Loan. The aggregate amount available under the 2025 Term Loan Agreement may be increased to $250.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions. The 2025 Term Loan will mature in January 2029, subject to two one-year options to extend its maturity to January 2031 at the Operating Partnership’s option and subject to the satisfaction of certain customary conditions.

Loans under the 2025 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The applicable margin under the 2025 Term Loan varies based on the rating assigned by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Investor Services Inc. to the senior unsecured long-term indebtedness of Company or the Operating Partnership. In May 2025, the Company entered into a $150.0 million forward interest rate swap agreement to fix the variable-rate SOFR component of the 2025 Term Loan at 3.66% from July 16, 2025 through January 1, 2031. The all-in rate of the 2025 Term Loan is fixed at 4.61% based on the loan’s current applicable spread.

Anticipated Private Placement Notes Offering

On October 23, 2025, the Company and the Operating Partnership priced a private placement offering of $200.0 million of the Operating Partnership’s senior unsecured notes (the “2026 Notes”), consisting of (i) $50.0 million aggregate principal amount of 4.90% senior unsecured notes due January 20, 2031 (the “5-Year Notes”) and (ii) $150.0 million aggregate principal amount of 5.13% senior unsecured notes due January 20, 2033 (the “7-Year Notes”), with a group of institutional investors. Considering the treasury lock agreements noted below, the interest rate on the notes will be fixed at 5.06% and 5.31%, respectively.

The Company and the Operating Partnership expect to enter into a Note and Guaranty Agreement on November 12, 2025 pursuant to which the Operating Partnership expects to issue the 2026 Notes on or around year-end and in the first quarter of 2026. The 2026 Notes are expected to be on similar terms to the 2025 Notes. However, there can be no assurance that the terms will be similar or that the Company and the Operating Partnership will enter such Note and Guaranty Agreement or that the issuance of the 2026 Notes will be completed.

In connection with the anticipated private placement offering of the 2026 Notes, the Company executed two treasury lock hedge transactions in September 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the two tranches of 2026 Notes. The treasury locks secured a treasury yield of 3.96% for the anticipated $150.0 million of 7-Year Notes and a treasury yield of 3.76% for the anticipated $50 million of 5-Year Notes. The hedge transactions settled on October 23, 2025, in connection with the pricing of the 2026 Notes, and included a payment of $2.0 million, which will be recognized as a loss within Accumulated OCI on the consolidated balance sheets as of December 31, 2025. This amount will be amortized on a straight-line basis as an increase to interest expense over the terms of the 5-Year and the 7-Year notes.

As part of its growth strategy, the Company may incur additional debt to finance future acquisitions, including debt that refinances or replaces borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2025 Notes or the 2025 Term Loan. While the Company believes it has several viable sources to obtain capital and fund its business, the sources of funds could be affected by various risks and uncertainties.

Dividend Distributions

The Company declared a quarterly cash dividend of $0.16 per share for each of the first three quarters in 2025. The dividends are summarized as follows (in millions):

Quarter Declared	Amount Declared	Date Paid	Amount Paid
First quarter 2025	$17.1	April 8, 2025	$17.0
Second quarter 2025	17.1	July 9, 2025	17.0
Third quarter 2025	17.1	October 21, 2025	17.0
Total year to date	$51.3		$51.0

The Company anticipates making distributions to holders of its common stock to satisfy REIT requirements and generally not be subject to U.S. federal income tax (other than with respect to operations conducted through a taxable REIT subsidiary of the Company) or excise tax. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. To the extent that cash available for distribution is less than the Company’s REIT taxable income, the Company may make a portion of its distributions in the form of additional shares of common stock, and any such distribution of such common stock may be taxable as a dividend to stockholders.

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

Common Stock Repurchase Program and Common Stock Continuous Equity Program

On September 25, 2025 the Company’s Board of Directors authorized a share repurchase program of up to an aggregate purchase price of $250.0 million. Repurchases of common stock under the share repurchase program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of common stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of common stock and general market conditions. Through October 29, 2025, the Company had not repurchased any shares under this program.

On October 1, 2025, the Company entered into an agreement for the future issuance of up to $250.0 million in shares of common stock under a continuous equity program. Under the program, the Company may, at its election, enter into one or more separate forward sales agreements. The Company entered into the equity sales agreement in connection with the filing of the Company’s registration statement on Form S-3. At October 29, 2025, the Company had $250.0 million available for the future issuance of common stock under that program.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of consolidated statements of cash flow (in thousands):

	Nine Months
	Ended September 30,
	2025	2024
Cash flow provided by operating activities	$98,732	$25,256
Cash flow used for investing activities	(628,288)	(234,663)
Cash flow provided by financing activities	333,259	211,227

Changes in cash flows for the nine months ended September 30, 2025, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities increased $73.5 million primarily due to the net impact from property acquisitions, a decrease in transaction costs related to the Spin-Off and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

Investing Activities: Cash used for investing activities increased $393.6 million primarily due to the increase in real estate assets acquired of $397.5 million, an increase in escrow deposits for future acquisitions of $4.7 million, partially offset by a decrease in real estate improvements of $8.5 million.

Financing Activities: Cash provided by financing activities increased $122.0 million primarily due to the proceeds from the term loans of $250.0 million and private placement unsecured notes of $150.0 million and lower repayment of mortgage debt of $25.7 million, partially offset by dividends paid of $60.4 million and a decrease in transactions with SITE Centers of $241.9 million.

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

Acquisitions

Through October 24, 2025, the Company acquired 69 convenience shopping centers for an aggregate purchase price of $644.1 million.

Indebtedness

As of September 30, 2025, $100.0 million had been drawn on the 2024 Term Loan, $150.0 million had been drawn on the 2025 Term Loan and $150.0 million had been drawn on the 2025 Notes. For a summary of interest payable under the 2024 Term Loan, the 2025 Term Loan and the 2025 Notes, see “Indebtedness” in Liquidity, Capital Resources and Financing Activities section above.

CAPITALIZATION

At September 30, 2025, the Company’s capitalization consisted of $400.0 million of debt and $2.3 billion of market equity (calculated as shares of common stock outstanding multiplied by $22.30, the closing price of the Company’s common stock on the New York Stock Exchange on September 30, 2025).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

The 2024 Credit Agreement, the Note and Guaranty Agreement and the 2025 Term Loan Agreement contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its stockholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees and accelerated maturities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with the redevelopment of convenience shopping centers, the Company has entered into commitments with general contractors aggregating approximately $0.2 million for its consolidated properties at September 30, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.0 million related to the maintenance of its properties.

In addition, the Company has debt maturity and interest payment obligations as described in Note 5.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant or available space and executed new leases and renewals aggregating approximately 370 thousand square feet of GLA for the nine months ended September 30, 2025. The Company believes the elevated portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s annualized consolidated rental revenues (Starbucks at 2.7% as of September 30, 2025). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and, the Company believes, remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents dependent on tenant sales performance or on ancillary income.

The Company believes that the convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At September 30, 2025, the convenience property portfolio leased and occupancy rates were 96.7% and 93.9%, respectively, and the portfolio ABR per occupied square foot was $34.38, as compared to leased and occupancy rates of 95.5% and 93.9%, respectively, and ABR per occupied square foot of $35.62 at December 31, 2024. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher ABRs per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the nine months ended September 30, 2025 was $3.04 per rentable square foot.

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

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had $400.0 million of indebtedness as of September 30, 2025, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies during the nine months ended September 30, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2025, the Company’s debt adjusted to reflect the swaps of the variable-rate (SOFR) components of the interest rates applicable to the 2024 Term Loan and 2025 Term Loan to fixed rates is summarized as follows:

	September 30, 2025
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$396.4	3.8	5.0%	100.0%
Variable-Rate Debt	—	—	—	—

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of interest rate swap agreements with major financial institutions. At September 30, 2025, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated 2024 Term Loan and the $150.0 million consolidated 2025 Term Loan were swapped to a fixed rate through October 1, 2029 and January 1, 2031, respectively. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $250.0 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at September 30, 2025, is summarized as follows (in millions):

	September 30, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$396.4	$407.0	(A)	$389.1	(B)

(A)
Includes the fair value of the swap, which was a liability of $3.3 million at September 30, 2025.
(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $7.1 million at September 30, 2025.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of September 30, 2025, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In August 2025, the Company completed the implementation of a new accounting software system. As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new system. Management has evaluated the design and operating effectiveness of these updated controls and concluded that they are operating effectively.

Other than as noted above, there have not been any changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 25, 2025, the Board of Directors of the Company authorized a common stock repurchase program, which was announced on October 1, 2025. Under the terms of the program, the Company is authorized to repurchase up to an aggregate purchase price of $250.0 million in shares of its common stock. During the third quarter of 2025, the Company did not repurchase any shares of its common stock, and as of September 30, 2025, the dollar value of shares that may yet be purchased under the program is $250.0 million. The repurchase program has no expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1

Term Loan Agreement, dated as of July 15, 2025, by and among Curbline Properties LP, Curbline Properties Corp, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2025)

10.2

First Amendment to Credit Agreement dated as of July 15, 2025, by and among Curbline Properties LP, Curbline Properties Corp, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent[1]

10.3

First Amendment, dated as of September 26, 2025, to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and Conor M. Fennerty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2025)

10.4

First Amendment, dated as of September 26, 2025, to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and John Cattonar (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2025)

10.5

First Amendment, dated as of September 26, 2025, to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and Lesley H. Solomon (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2025)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Officer; Principal Accounting Officer)
Date: October 29, 2025