Form 10-K
period 2025-12-31
Curbline Properties Corp.
filed 2026-02-10
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2025, was $2.2 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

105,367,939 shares of common stock outstanding as of February 9, 2026

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This annual report of Curbline Properties Corp. (the “Company” or “Curbline”, “we” or “us”) includes the financial statements of the Company as of December 31, 2025 and 2024.

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

The financial statements prior to the Spin-Off Date do not represent the financial statements of a legal entity, but rather a combination of entities under common control that have been “carved out” of the consolidated financial statements of SITE Centers and presented on a consolidated basis. Therefore, the consolidated financial statements prior to the Spin-Off Date are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the spin-off. For more information regarding the risks related to our business, refer to the “Risk Factors” section of this annual report.

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
•
The Company’s properties could be subject to damage from natural disasters, public health crises and weather-related factors; an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties.
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
•
The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.
•
The Company was recently organized and employs a business model with a limited track record, and it may not be able to operate its business successfully or execute its business plan.
•
The historical combined financial information is not necessarily indicative of the Company’s future financial condition, results of operations or cash flows nor do they reflect what the Company’s financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.

Risks Related to the Company’s Indebtedness and Capital Structure

•
The Company may not be able to obtain additional capital to make investments or finance its operations.

•
The Company is exposed to interest rate risk, and there can be no assurance that it will manage or mitigate this risk effectively.
•
The Company’s financial condition and operating activities could be adversely affected by financial covenants which may curtail investment activities, require the Company to sell securities or alter or restrict distributions.

Risks Related to the Company’s Relationship with SITE Centers

•
The Company may have conflicts of interest with SITE Centers.
•
The agreements with SITE Centers were not negotiated on an arm’s-length basis and may not be on the same terms as if they had been negotiated with an unaffiliated third party.
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

General Risks Relating to Investments in the Company’s Securities

•
As a public company, the Company is subject to regulatory and reporting requirements that may increase legal, accounting and financial compliance costs.
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

PART I

Item 1. BUSINESS

Overview

Curbline Properties Corp., a Maryland corporation (the “Company” or “Curbline”), is primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. All of Curbline’s properties are located in the United States and are geographically diversified, principally across the Southeast, Mid-Atlantic, Southwest and Mountain regions, along with Texas. At December 31, 2025, the aggregate occupancy of the Company’s portfolio of 176 properties, which aggregated 4.8 million square feet of gross leasable area (“GLA”), was 94.1% and the average annualized base rent (“ABR”) per occupied square foot was $34.52. The primary source of the Company’s income is generated from the rental of the Company’s convenience shopping centers to tenants.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of Curbline properties having at least one drive-thru unit as of December 31, 2025. The properties generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s standardized site plans and the depth of leasing prospects that can utilize existing square footage generally reduce operating capital expenditures relative to other retail real estate formats and provide significant tenant diversification. As of December 31, 2025, the average GLA of a property in the Curbline portfolio was approximately 27,000 square feet with 94% of base rent generated by units less than 10,000 square feet.

On October 1, 2024, SITE Centers completed the spin-off of Curbline, pursuant to which SITE Centers contributed 79 convenience shopping centers to the Company as well as transferred to Curbline certain other assets, liabilities and obligations and effected a pro rata special distribution of shares of Curbline common stock to SITE Centers common shareholders (the “Spin-Off”). The Spin-Off was effected pursuant to the Separation and Distribution Agreement (the “Separation and Distribution Agreement”), dated as of October 1, 2024, among the Company, the Operating Partnership (as defined below) and SITE Centers, as further described in the Information Statement. On the Spin-Off Date, each holder of SITE Centers common shares as of the record date for the distribution received two shares of Curbline common stock for every one SITE Centers common share held. The Company’s common stock trades on the New York Stock Exchange under the symbol “CURB”.

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

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At December 31, 2025, the Company’s primary sources of capital were $289.6 million of unrestricted cash, $172.0 million of unfunded senior unsecured notes, $400.0 million available on the Company’s unsecured, undrawn line of credit and $75.5 million of expected gross proceeds from unsettled forward equity sales in the fourth quarter of 2025 along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $428.0 million as of December 31, 2025. As of December 31, 2024, there was no indebtedness outstanding.

The Company elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and intends to maintain its status as a REIT in future periods. The Company operates through an umbrella partnership, commonly referred to as an “UPREIT” structure, in which substantially all of the Company’s properties and assets are held through a subsidiary, Curbline Properties LP, a Delaware limited partnership (the “Operating Partnership”). As the sole general partner of the Operating Partnership, the Company has exclusive control of the Operating Partnership’s day-to-day management. The Company is not expected to conduct any material business itself, other than acting as the sole general partner of the Operating Partnership, guaranteeing certain debt of the Operating Partnership and issuing equity from time to time.

Strategy

The Company is the first and only publicly traded company that is focused exclusively on convenience shopping centers, which have historically been owned and managed by private and individual investors in local markets or as part of larger, more diversified real estate portfolios. As of December 31, 2025, there were over 68,000 convenience properties in the United States (950 million square feet of GLA). This highly fragmented but liquid market, along with the Company’s net cash and liquidity position, provides a substantial addressable opportunity for Curbline to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes with a portfolio average of approximately $121,000 as compared to the national median household income of $83,730.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of primarily service and restaurant businesses, including quick-service restaurants, healthcare and wellness, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 61% of the ABR under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

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

Recent Developments

From January 1, 2026 through February 9, 2026, the Company acquired four convenience shopping centers for an aggregate purchase price of $39.5 million.

The Company completed the sale of $22.0 million of the 2025-C Notes and $150.0 million of the 2026-A Notes (defined below) on January 20, 2026.

From January 1, 2026 through February 9, 2026, the Company sold 1.9 million shares of common stock on a forward basis under the ATM Continuous Equity Program for expected gross proceeds of $44.8 million.

Tenants and Competition

The positioning of the Company’s convenience shopping centers, their location in affluent sub-markets, and their standardized unit sizes attract a diversified group of primarily national, high credit quality tenants operating across a wide range of primarily service and restaurant businesses. As of December 31, 2025, national tenants accounted for over 70% of the portfolio’s total ABR, public company tenants comprised over 29% of the portfolio’s total ABR and only one tenant represented more than 2% of the portfolio’s total ABR. The Company believes its diversification of primarily national tenants along with the depth of leasing prospects for its homogenous store unit sizes mitigates credit risk and will allow it to maintain elevated leased rates across the portfolio. As of December 31, 2025, the portfolio’s largest tenants included Starbucks (2.6% of ABR), Verizon (1.7% of ABR), Inspire Brands (1.4% of ABR), JAB Holding (1.2% of ABR) and Chipotle (1.2% of ABR) and the portfolio’s top ten tenants comprised less than 14% of total ABR.

Numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rates, property location, availability of space, management services and property condition.

For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Tenant Demand and Company Fundamentals.”

Qualification as a Real Estate Investment Trust

The Company has elected to be taxed as a REIT under the federal income tax laws. As a REIT, the Company is generally not subject to federal income tax on taxable income that it distributes to its shareholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), REITs are subject to numerous regulatory requirements which must be satisfied on an ongoing basis, including the requirement to generally distribute at least 90% of its REIT taxable income each year. The Company will be subject to federal income tax on its taxable income at regular corporate rates if it fails to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent it distributes less than 100% of its REIT taxable income. The Company will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which REIT qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, the Company may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on its undistributed taxable income and income from certain sources (such as income from the sale of property in the nature of inventory). As of December 31, 2025, the Company met the qualification requirements of a REIT under Sections 856-860 of the Code. As a result, the Company, with the exception of its taxable REIT subsidiaries (“TRSs”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

The Company has elected to treat certain of its subsidiaries as TRSs. In general, a TRS may engage in any real estate business and certain non-real estate businesses in which a REIT cannot directly engage, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes.

Human Capital Management

As of December 31, 2025, the Company’s workforce was composed of 39 full-time employees. Of the Company’s employees, 36% of employees were assigned to work in New York, NY, and 21% of employees were assigned to work in Beachwood, OH, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company or with SITE Centers, with approximately 64% of the Company’s employees having been with the Company or SITE Centers for over 5 years and 12% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To attract and retain high performing individuals, the Company partners with employees to provide opportunities for professional and personal development. Curbline offers a broad range of benefits and believes its compensation packages and benefits are competitive with others in our industry. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. The Company annually requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting, finance and capital markets and asset management departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 9, 2026:

David R. Lukes, age 56, has served as President and Chief Executive Officer of Curbline since November 2023 and has been a member of Curbline’s Board of Directors since July 2024. Mr. Lukes has served as president and chief executive officer of SITE Centers and has been a member of SITE Centers’ board of directors since March 2017. Prior to joining SITE Centers, Mr. Lukes served as chief executive officer of Equity One, Inc., an owner, developer and operator of shopping centers, from 2014 until 2017. Mr. Lukes previously served as president and chief executive officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 to 2014 and as president and chief executive officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 to 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its chief operating officer from 2008 to 2010. Mr. Lukes has also served as the president, chief executive officer and a director of Retail Value Inc. (“RVI”), since April 2018 and as an independent director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki stock exchange, since 2017. Mr. Lukes also serves as a member of the advisory board of governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in Real Estate Development from Columbia University.

Conor M. Fennerty, age 40, has served as Executive Vice President, Chief Financial Officer and Treasurer of Curbline since November 2023. Mr. Fennerty previously served as executive vice president, chief financial officer and treasurer of SITE Centers from November 2019 until the Spin-Off Date. From 2017 to 2019, Mr. Fennerty served as SITE Centers’ senior vice president of capital markets. Mr. Fennerty also previously served as executive vice president of RVI from 2020, and as a director of RVI from 2022, in each case until the Spin-Off Date. Prior to joining SITE Centers, Mr. Fennerty served as a vice president and senior analyst at BlackRock, Inc., a global funds manager, from 2014 to 2017, an analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from 2012 to 2014, and prior to that, a member of the global investment research division of Goldman Sachs from 2010 to 2012. Mr. Fennerty earned a Bachelor of Science in Business Administration with a major in finance from Georgetown University.

John M. Cattonar, age 44, has served as Executive Vice President and Chief Investment Officer of Curbline since November 2023. Mr. Cattonar has served as executive vice president and chief investment officer of SITE Centers since May 2021 and was appointed to the board of directors of SITE Centers in September 2024. Previously, Mr. Cattonar served as senior vice president of investments of SITE Centers from 2017 to 2021. Prior to joining Curbline, Mr. Cattonar served as vice president of asset management for Equity One from 2015 to 2017 and at Sears Holding Corporation affiliate Seritage Realty Trust from 2012 to 2015. Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Lesley H. Solomon, age 54, has served as Executive Vice President, General Counsel and Secretary of Curbline since April 2024. She also previously served as the senior vice president and deputy general counsel of SITE Centers from April 2024 to September 2024. Previously, Ms. Solomon served as general counsel and secretary for CatchMark Timber Trust, Inc., a REIT focused on timberland investment, from 2018 to 2022. From 2006 to 2018, Ms. Solomon was a partner at Alston & Bird LLP where she focused on mergers and acquisitions, equity and debt financings, and compliance with obligations under the Exchange Act and the listing standards of NYSE and Nasdaq. Ms. Solomon earned a Juris Doctor from Georgetown University and a Bachelor of Arts in Comparative Area Studies and History from Duke University.

Corporate Information

The Company is a Maryland corporation incorporated in 2023. The Company’s executive offices are located at 320 Park Ave, New York, New York 10022, and its telephone number is (216) 755-5500. The Company’s website is www.curbline.com. The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, investor presentations and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•
changes in the local, regional, national and international economic climate, including those resulting from the imposition of U.S. tariffs and reciprocal or retaliatory tariffs on U.S. goods and the market reaction thereto;
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

In addition, the Company’s properties compete with other shopping centers and commercial venues in attracting and retaining retailers. As of December 31, 2025, leases at the Company’s properties were scheduled to expire on a total of approximately 10.1% of leased GLA during 2026. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms. In these situations, the Company’s financial condition, results of operations and cash flows could be adversely impacted.

The Company’s dependence on rental income may adversely affect the Company’s results of operations in the event of significant occupancy loss.

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on the ability of its tenants to pay timely the full amount of rent due under their leases. The Company’s income would be negatively affected in the event of bankruptcy or insolvency of, or a downturn in the business of, a significant number of its tenants, or in the event that such tenants decline to extend or renew leases upon expiration. In the event the Company is able to re-lease spaces vacated by bankrupt, distressed or non-renewing tenants, the downtime and capital expenditures required in the re-leasing process may adversely affect the Company’s results of operations.

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

Costs associated with the Company’s business, such as utilities, insurance and real estate taxes, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause the Company’s revenues to decrease. Although most of the Company’s leases require tenants to pay their share of property operating expenses, some tenants may be unable to absorb large expense increases and such increased expenses may limit tenants’ ability to pay higher base rents upon renewal or renew leases at all. Other aspects of the Company’s operating costs may also increase for reasons beyond the Company’s control, including insurance and real estate taxes. If the Company is unable to lower its operating costs when property-level revenues decline and/or is unable to pass along cost increases to tenants, the Company’s results of operations and cash flows could be adversely impacted.

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

Significant rapid growth could strain the Company’s internal resources, including its personnel, management systems and infrastructure. The Company’s ability to manage future growth effectively may also require the Company to successfully attract, train, motivate, retain, and manage new employees and update its operational, financial, and management controls and procedures.

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

The acquisition and ownership of properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of a substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s financial condition, results of operations, cash flow and its ability to make distributions to stockholders.

Changes in consumer trends, distribution channels and suburban populations may negatively affect revenues.

The Company’s properties are primarily convenience-driven shopping centers generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, and the Company’s tenants are largely dependent on the volume of customer traffic around and within their locations to generate revenue. Therefore, demand for space may be adversely affected by changing consumer trends, changes in shopping or alternative shopping methods (such as e-commerce) and service locations, and overall changes in suburban population or other demographic factors and trends. Decreases in the number of daily convenience trips to the

Company’s properties for any of the foregoing reasons could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s properties could be subject to damage from natural disasters, public health crises and weather-related factors; an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties.

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

The potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of insurance coverage and the coverage limits the Company is able to obtain on commercially reasonable terms. Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s financial condition and results of operations, as well as its ability to make distributions to stockholders.

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

There are certain governments, regulators, investors, employees, tenants, customers and other stakeholders that are focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company may make statements about its sustainability initiatives through information provided on its website, press releases and other communications. Disclosures regarding sustainability considerations and the implementation of related initiatives involve risks and uncertainties. Some stakeholders may disagree with the Company’s initiatives and stakeholders’ views related to sustainability may change and evolve over time. Reporting certain environmental metrics also involves the use of estimates and assumptions and reliance on third-party information that cannot be independently verified by the Company if it is available at all. The Company may incur additional costs and devote additional resources to implement sustainability initiatives and comply with increasing environmental disclosure obligations, including disclosures relating to the impact of climate change on the Company’s business. Any failure, or perceived failure, by the Company to further its initiatives, adhere to its public statements, accurately report sustainability metrics and progress, comply with federal or state laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and/or materially adversely affect the Company’s business, reputation, financial condition, results of operations and stock price.

Crime or civil unrest may affect the markets in which the Company operates its business and its profitability.

The Company’s properties are generally located near major metropolitan areas or other areas that are susceptible to property and violent crime, including mass shootings. Increased incidence of property crime, such as shoplifting or damage caused by civil unrest, could reduce tenant profitability or demand for space and, as a result, decrease the rents the Company is able to collect from affected properties. Furthermore, any kind of violent criminal acts or civil unrest could alter shopping habits or otherwise deter customers from visiting the Company’s convenience properties. The Company may also incur increased expenses as a result of its efforts to provide enhanced security measures at its properties to contend with criminal or other threats. Any of the foregoing circumstances could have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

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

The Company relies extensively on computer systems to manage its business. The Company primarily depends on third parties, including SITE Centers pursuant to the Shared Services Agreement entered into between the Company, the Operating Partnership and SITE Centers (the “Shared Services Agreement”), to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications, financial reporting and certain finance functions. SITE Centers regularly reviews its information technology systems and engages with third-party providers to upgrade and stay current on system updates, including operating system updates, security-related patching, and ongoing systems maintenance. Consistent with this effort, SITE Centers has transitioned from its existing financial system to a software-as-a-service solution focused on improving functionality, increasing the longevity of the system, safeguarding the confidentiality and integrity of our data, and maintaining the availability of the financial system. As with all system upgrades there is level of risk that is considered, and steps taken to reduce the operational impacts following the implementation of the system. If there are issues with the new system, it could negatively impact the Company’s financial data and may result in inaccurate financials or delays in the Company’s periodic reports with the SEC. The systems provided by SITE Centers and third-party providers are also subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks. Although such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently, including as a result of emerging technologies such as artificial intelligence and machine learning, and there is no guarantee that the efforts to prevent unauthorized access will be successful. In addition, cybersecurity threat actors are increasingly sophisticated and are targeting employees, contractors, service providers and third parties through various techniques that involve social engineering and/or misrepresentation. Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while SITE Centers maintains insurance for which the Company is an additional insured, the coverage may not sufficiently cover all types of losses, claims or fines that may arise. For additional information see Item 1C. “Cybersecurity— Information Technology and Cybersecurity” in Part I of this Annual Report on Form 10-K.

The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, artificial intelligence (“AI") presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company, our tenants, employees and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal and regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

The Company was recently organized and employs a business model with a limited track record, and it may not be able to operate its business successfully or execute its business plan.

The Company was organized in 2023 and has a limited operating history. Furthermore, the Company is the first publicly traded REIT focused exclusively on the convenience real estate sector. Convenience real estate sector assets have historically been owned and managed by private and individual investors in local markets or as part of larger, more diversified real estate portfolios. The Company’s business strategy involves operating as a pure-play convenience retail REIT that exclusively owns and manages these types of properties. No publicly traded peer REIT exists. Therefore, there are limited long-term track records available that might assist it in predicting whether its business model and investment strategy can be scaled and sustained over an extended period of time. The Company cannot assure you that it will be able to operate its business successfully or implement its business strategy as described in this Annual Report on Form 10-K. If the Company encounters unanticipated problems as it continues to refine its business model or is unable to scale or operate its business successfully, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows and adversely affect the price of the Company’s common stock, and you could lose all or a portion of the value of your ownership in its common stock.

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

Risks Related to the Company’s Indebtedness and Capital Structure

The Company may not be able to obtain additional capital to make investments or finance its operations.

The Company’s principal amount of outstanding indebtedness as of February 9, 2026 was $600.0 million. As part of its growth strategy, the Company may incur a substantial amount of additional debt to finance future acquisitions, including debt that refinances or replaces its existing indebtedness. If the cost or amount of our debt increases or the Company cannot refinance its debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations, which could have a material adverse effect on the Company, including its ability to make distributions to its stockholders.

Incurring additional debt or other obligations, such as preferred equity, including any refinancing or replacement thereof, could have important consequences for the Company, including (i) decreasing the Company’s overall profitability, (ii) increasing the Company’s vulnerability to adverse economic or industry conditions, (iii) limiting the Company’s ability to obtain additional financing on acceptable terms, or at all, to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited, (iv) subjecting the Company to additional financial and other restrictive covenants, which could limit its operating flexibility and performance, (v) requiring a substantial portion of the Company’s cash flows from operations for the payment of interest on debt and reducing the Company’s ability to use its cash flows to fund working capital, capital expenditures, acquisitions, and general corporate requirements, and to make distributions and (vi) placing the Company at a competitive disadvantage to less leveraged competitors.

In addition, to qualify as a REIT, the Company generally must, among other things, distribute at least 90% of its REIT taxable income (excluding any net capital gains) to its stockholders each year. Because of these distribution requirements, the Company may require third-party sources of capital, including secured debt and common and preferred equity financings, to fund capital needs and expenses. Economic conditions and conditions in the capital markets may not be favorable at the time the Company needs to raise capital, which may cause the Company to seek alternative sources of potentially less attractive financing and may require it to adjust its business plan accordingly. Disruptions in the financial markets may also have a material adverse effect on the market value of the Company’s common stock and other adverse effects on the Company.

The Company is exposed to interest rate risk, and there can be no assurance that it will manage or mitigate this risk effectively.

The Company has entered into various interest rate derivative agreements to effectively fix its exposure to interest rates under the Company’s existing debt facilities. To the extent interest rates are higher than the fixed rate in the respective contract, the Company would realize cash savings as compared to other market participants. However, to the extent interest rates are below the fixed rate in the respective contract, the Company would make higher cash payments than other similar market participants, which would have an adverse effect on its cash flows as compared to other market participants.

Additionally, there is counterparty risk associated with entering into interest rate derivative contracts. Should market conditions lead to default, insolvency or make a merger necessary for one or more of the Company’s counterparties, or potential future counterparties, it is possible that the terms of the interest rate derivative contracts will not be honored in their current form with a replacement counterparty. The potential termination or renegotiation of the terms of the interest rate derivative contracts as a result of changing counterparties through default, insolvency or merger could result in an adverse impact on the Company’s results of operations and cash flows.

The Company’s financial condition and operating activities could be adversely affected by financial covenants which may curtail investment activities, require the Company to sell securities or alter or restrict distributions.

The instruments governing the Company’s debt contain, and the Company expects that similar agreements in the future will contain, financial covenants, including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. These covenants may affect the Company’s distribution and operating policies, its ability to incur additional debt and its ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default, which, if not cured or waived, could accelerate some or all of such indebtedness which could have a material adverse effect on us.

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

In certain circumstances, the Shared Services Agreement may be terminated by SITE Centers, including for convenience effective October 1, 2026. If SITE Centers were to terminate the Shared Services Agreement prior to expiration for convenience or otherwise, the Company may not be able to successfully or quickly replace the services being provided by SITE Centers under the agreement, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The distribution was structured, and SITE Centers and the Company treated it for U.S. federal income tax purposes as, a taxable distribution of shares in the Company to SITE Centers’ common shareholders. SITE Centers and the Company took (and are generally obligated pursuant to the Tax Matters Agreement to take) the position for tax purposes that such shares were distributed to such shareholders at the close of business on the day of the distribution, and that immediately prior to such distribution, the Company shall be treated as acquiring all of its assets (and assuming all of its liabilities) from SITE Centers in exchange for the Company’s stock. It is possible, however, that the Internal Revenue Service (“IRS”) may conclude that the tax basis of the Company’s assets equals their historic tax basis.

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

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the IRS might change the tax laws or regulations, and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, the following will result:

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

To qualify as a REIT, the Company generally must distribute to stockholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures or the creation of reserves. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to sell its securities at unfavorable prices, borrow funds, or find other sources of funds in order to meet the REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all. The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, the market price of common stock and current and potential future earnings. The Company cannot assure stockholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common stock, which may cause stockholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash stockholders receive.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. stockholders is 20%. Due to its REIT status, the Company’s distributions to individual stockholders generally are not eligible for the reduced rates. However, U.S. stockholders that are individuals, trusts or estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6%, assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common stock.

Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of the Company’s common stock if the Company does not qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In general, the Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of the Company’s stock, less than 50% in value of the stock was held directly or indirectly by non-U.S. persons. Final Treasury regulations issued in April 2024require a REIT to “look through” certain foreign controlled domestic corporations to their owners when determining whether the REIT is domestically controlled. Proposed Treasury regulations published on October 21, 2025, eliminate look-through treatment for non-public domestic corporations owned 50% or more by foreign persons for purposes of determining whether a REIT is domestically controlled. Taxpayers are permitted to rely on those proposed regulations until final regulations are issued or the proposed regulations are revoked. If the Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of the Company’s common stock would be subject to U.S. federal income tax unless the common stock was traded on an established securities market and the foreign stockholder did not at any time during a specific testing period directly or indirectly own more than 10% of the Company’s outstanding common stock.

Legislative or other actions affecting REITs could have a negative effect on the Company or its stockholders.

The laws and regulations dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect the Company or its stockholders. The Company cannot predict how changes in the tax laws might affect stockholders or the Company. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification or the U.S. federal income tax consequences of an investment in the Company. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. Furthermore, potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and IRS, may have or may in the future occur or be enacted, and, in each case, they could lessen or increase the impact of significant tax legislation, such legislation commonly known as the “Tax Cuts and Jobs Act” that was passed in December 2017 (the “TCJA”) and legislation commonly known as the “One Big Beautiful Bill Act” (the “OBBBA”), which was signed into law on July 4, 2025, and made permanent many of the TCJA’s provisions. In addition, states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities, continue to react to the OBBBA, and these may exacerbate its negative, or diminish its positive, effects on the Company. It is impossible to predict the nature or extent of any new tax legislation, regulation or administrative interpretations, but such items could adversely affect the Company’s financial condition, results of operations and/or future business planning.

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

Under the rules applicable to federal income tax audits of partnerships (such as the Operating Partnership), the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of “partnership-related items” on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected direct or indirect partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. It is possible that these rules could result in partnerships in which the Company directly or indirectly invests, including the Operating Partnership, being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and the Company, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties, including in situations where the Company, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

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
•
providing that stockholders may not act by written consent unless (a) such written consent is unanimous or (b) the action is advised, and submitted to the stockholders for approval, by the Curbline Board and such written consent of a majority of votes entitled to be cast is delivered to the Company in accordance with the Maryland General Corporation Law, or the MGCL; and
•
requiring advance notice of stockholder proposals for business to be conducted at meetings of the Company’s stockholders and for nominations of candidates for election to the Curbline Board.

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

The Company has stockholders, including Mr. Alexander Otto, who is a member of the Board of Directors, who, because of their considerable beneficial ownership of the Company’s common stock, are in a position to exert significant influence over the Company. These stockholders may exert influence with respect to matters that are brought to a vote of the Company’s Board of Directors and/or the holders of the Company’s common stock. Among others, these matters include the election of the Company’s Board of Directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Charter and Bylaws. In the context of major corporate events, the interests of the Company’s significant stockholders may differ from the interests of other stockholders. For example, if a significant stockholder does not support a merger, tender offer, sale of assets or other business combination because the stockholder judges it to be inconsistent with the stockholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other stockholders to realize a premium over the then-prevailing market prices for common stock. Furthermore, significant stockholders of the Company may sell in the future substantial amounts of the Company’s common stock in the public market to enhance the stockholders’ liquidity positions, fund alternative investments or for other reasons. This could cause the trading price of the Company’s common stock, to decline significantly, resulting in other stockholders being unable to sell their common stock at favorable prices. The Company cannot predict or control how the Company’s significant stockholders may use the influence they have as a result of their common stock holdings.

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
•
equity issuances by the Company, including under the Company’s at-the-market offering program, or stock resales by its significant stockholders, or the perception that such issuances or resales may occur;
•
the publication of research reports about the Company or the real estate industry;
•
changes in market valuations of similar companies;
•
adverse market reaction to the current or future indebtedness the Company incurs;
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
•
failure of the Company to continue to qualify as a REIT and the Company’s continued qualification as a REIT;
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

If the Company decides in the future to issue additional debt or preferred equity securities ranking senior to its common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of its common stock and may result in dilution to owners of its common stock. The Company and, indirectly, its stockholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, holders of the Company’s common stock will bear the risk of its future offerings reducing the market price of its common stock and diluting the value of their stockholdings in the Company.

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

The Company’s internal audit function annually assesses and reviews the risks posed to the security of the networks used by the Company, including a review of system and process assurance for information technology and application controls, and takes into account certain frameworks and policies. The Company’s internal audit function also reviews the Company’s fraud assessment and confirms IT management’s oversight of its cybersecurity policies. The Company’s management team reviews the findings, if any, of these assessments, assesses the identified risks and takes action based on the Company’s risk profile. In order to assess the risks posed to the information systems by third-party service providers and vendors, the SITE Centers’ information technology department, coordinating with the Company’s internal audit function, evaluates and implements, as appropriate, new software and network application vendors’ contracts, internal policies, certifications and System and Organization Controls (“SOC”) reports during the procurement of solutions and services.

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

Under the leadership of the Company’s Chief Technology Officer, the SITE Centers’ information technology department is primarily responsible for assessing and managing material risks to SITE Centers’ information systems, including from cybersecurity threats. The Company’s Chief Technology Officer has over 30 years’ experience working in information technology and managing information technology systems and holds several specialized security certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association. In addition, certain members of the SITE Centers information technology department have obtained specialized security certifications, including accreditation as Certified Information Systems Security Professionals, and have prior work experience in various roles involving technology and security. The Company has established an internal Security and Privacy Governance Committee, comprised of the Chief Technology Officer and other senior members of management that generally meet quarterly. This committee receives updates from the SITE Centers’ information technology department with respect to the implementation of various systems and security measures, the Company’s cybersecurity training and awareness program, enhancements or modifications to the security program, and the impacts of such changes to the Company’s information security risk environment. The Company has adopted a Cybersecurity Incident Response Plan, which requires communication of cybersecurity incidents to varying levels and personnel within the organization depending on the severity of the threat impact and encompasses tactics related to cybersecurity, systems and facilities availability, and information privacy.

The Board of Directors has specifically delegated oversight of the Company’s cybersecurity risks and related practices to the Audit Committee of the Board of Directors (the “Audit Committee”) through the committee’s charter. At least annually, senior members of the Company’s information technology team (including the Chief Technology Officer) and internal audit function brief the Audit Committee on information and cybersecurity matters, including results from risk assessments, the Company’s policies and its internal control function. The Audit Committee reviews such information alongside other company risks as part of our overall risk assessment.

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

Item 2. PROPERTIES

At December 31, 2025, the Company owned 176 convenience shopping centers aggregating 4.8 million square feet of GLA. These centers are principally located in suburban, higher household income communities and are geographically diversified, principally across the Southeast, Mid-Atlantic, Southwest and Mountain regions, along with Texas. As of December 31, 2025, the average GLA of a property in the Curbline portfolio was approximately 27,000 square feet with 94% of base rent generated by units less than 10,000 square feet.

At December 31, 2025, the average ABR per occupied square foot of the Company’s 176 shopping centers was $34.52. The Company’s average ABR per occupied square foot does not include ancillary or variable rental income or tenant expense reimbursements. In 2025, the Curbline portfolio achieved cash blended leasing spreads of 11.5% for both new leases and renewals on comparable leases.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of December 31, 2025. The properties generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s standardized site plans and the depth of leasing prospects that can utilize existing square footage generally reduce operating capital expenditures relative to other retail real estate formats and provide significant tenant diversification.

Information as to the Company’s largest tenants based on total ABR and Company-owned GLA at December 31, 2025, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary – Tenant Demand and Company Fundamentals” of this Annual Report on Form 10-K. The Company’s properties range in size from approximately 2,000 square feet to approximately 134,000 square feet of Company-owned GLA. The Company’s properties were 94.1% occupied as of December 31, 2025.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2035 at the Company’s 176 convenience shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2026	211	487	$16,248	$33.36	10.1%	10.5%
2027	219	526	18,509	35.19	11.0%	11.9%
2028	272	764	25,491	33.37	15.9%	16.5%
2029	197	471	15,722	33.38	9.8%	10.1%
2030	195	536	18,684	34.86	11.2%	12.0%
2031	102	256	8,521	33.29	5.3%	5.5%
2032	117	330	11,793	35.74	6.9%	7.6%
2033	117	350	12,455	35.59	7.3%	8.0%
2034	121	349	13,249	37.96	7.3%	8.5%
2035	67	188	6,974	37.10	3.9%	4.5%
Total	1,618	4,257	$147,646	$34.68	88.7%	95.1%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Curbline Properties Corp.

Shopping Center Property List at December 31, 2025

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Alabama
1	Alabaster, AL	Promenade Plaza	13	$369
2	Alabaster, AL	Shoppes at Alabaster	12	$293
3	Huntsville, AL	Hampton Cove Corner	14	$345
4	Madison, AL	Madison Station	28	$612
5	Montgomery, AL	Eastchase Point	8	$203
6	Opelika, AL	Shops at Tiger Town	10	$258
7	Saraland, AL	Shops at Saraland	10	$204

	Arizona
8	Chandler, AZ	Chandler Center	7	$302
9	Gilbert, AZ	Shops at Gilbert Crossroads	18	$633
10	Laveen, AZ	Corner at Laveen Spectrum	15	$623
11	Mesa, AZ	Shops at Power and Baseline	4	$214
12	Mesa, AZ	Shops on Dobson	7	$179
13	Peoria, AZ	Shops at Lake Pleasant	47	$1,856
14	Phoenix, AZ	Deer Valley Plaza	38	$1,108
15	Phoenix, AZ	Paradise Village Plaza	84	$2,925
16	Phoenix, AZ	Red Mountain Corner	6	$116
17	Phoenix, AZ	Shops on 35th	12	$294
18	Scottsdale, AZ	Artesia Village	21	$918
19	Scottsdale, AZ	Northsight Plaza	10	$372
20	Surprise, AZ	Shops at Prasada North	33	$1,847
21	Tempe, AZ	Broadway Center	11	$368
22	Tucson, AZ	Shops at the Bridges	14	$595

	California
23	Carson, CA	Shops at Carson Town Center	13	$442
24	Chino Hills, CA	Crossroads Marketplace	77	$2,474
25	Citrus Heights, CA	Shops at Sunrise Oaks	16	$379
26	Fontana, CA	Shops on Summit	27	$1,270
27	Lafayette, CA	La Fiesta Square	75	$3,056
28	Lafayette, CA	Lafayette Mercantile	54	$2,979
29	Oceanside, CA	Loma Alta Station	35	$696
30	Rancho Santa Margarita, CA	Santa Margarita Market Place	29	$1,340
31	Roseville, CA	Creekside Plaza	32	$1,130
32	Roseville, CA	Creekside Shops	57	$2,332
33	San Bruno, CA	Avalon Crossing	12	$591

	Colorado
34	Arvada, CO	Shops at Olde Town Station	15	$608
35	Aurora, CO	Tower Pavilion	11	$346
36	Colorado Springs, CO	Shops at Falcon Landing	62	$1,844
37	Colorado Springs, CO	Springs Ranch Center	44	$842
38	Denver, CO	Parker Keystone	17	$664
39	Denver, CO	Shops at University Hills	26	$905
40	Denver, CO	Shops on Montview	9	$264
41	Erie, CO	Nine Mile Corner	31	$1,205
42	Parker, CO	Parker Station	45	$1,236

Curbline Properties Corp.

Shopping Center Property List at December 31, 2025

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Florida
43	Boca Raton, FL	Shops at Boca Center	117	$5,319
44	Brandon, FL	Shops at Lake Brandon	12	$489
45	Casselberry, FL	Shops at Casselberry	8	$323
46	Delray Beach, FL	Shoppes at Addison Place	56	$2,015
47	Estero, FL	Estero Crossing	34	$1,155
48	Jacksonville, FL	Carrie Plaza	26	$623
49	Jacksonville, FL	Deerwood Station	31	$817
50	Jacksonville, FL	Oakleaf Crossing	31	$1,063
51	Jacksonville, FL	Roosevelt Plaza	59	$1,356
52	Jupiter, FL	Concourse Village	134	$2,649
53	Miami, FL	Collection at Midtown Miami	119	$5,020
54	Naples, FL	Shops at Carillon	15	$429
55	Orlando, FL	Narcoossee Cove North	16	$809
56	Palm Harbor, FL	Shoppes of Boot Ranch	52	$1,392
57	Plantation, FL	Shops at the Fountains	14	$551
58	Royal Palm Beach, FL	Cypress Key Shoppes	26	$963
59	Seminole, FL	Shops at Bay Pines	9	$291
60	St. Augustine, FL	Ponce de Leon Plaza	25	$770
61	St. Augustine, FL	Southlake Plaza	32	$855
62	St. Johns, FL	Julington Station	31	$739
63	St. Petersburg, FL	Roundlake Plaza	11	$448
64	Tamarac, FL	Shops at Midway	10	$477
65	Tampa, FL	Southtown Center	44	$1,773
66	Vero Beach, FL	Sunrise Plaza	16	$430
67	Windemere, FL	Westside Shoppes	70	$2,560
68	Winter Garden, FL	Shops at the Grove	131	$5,358

	Georgia
69	Acworth, GA	Caliber Point	11	$357
70	Alpharetta, GA	Alpha Soda Center	15	$497
71	Alpharetta, GA	Orchard Village	10	$202
72	Alpharetta, GA	Shoppes of Crabapple	8	$261
73	Atlanta, GA	Brookhaven Station	44	$1,568
74	Atlanta, GA	Hammond Springs	69	$2,089
75	Atlanta, GA	Parkwood Shops	20	$499
76	Braselton, GA	Mulberry Walk	31	$688
77	Covington, GA	Shops at Covington Corner	14	$415
78	Cumming, GA	Marketplace Plaza North	37	$1,047
79	Cumming, GA	Marketplace Plaza South	44	$1,263
80	Cumming, GA	Shoppes at Brannon Crossing	61	$1,668
81	Dawsonville, GA	Dawson Marketplace Plaza	10	$461
82	Douglasville, GA	Plaza at Market Square	9	$139
83	Hiram, GA	Shoppes of Hiram	13	$280
84	Kennesaw, GA	Barrett Corners	19	$857
85	Kennesaw, GA	University Point	13	$430
86	McDonough, GA	Corner at Avalon	19	$492
87	McDonough, GA	Shoppes at Avalon	12	$338
88	Roswell, GA	Crabapple Place	9	$196
89	Roswell, GA	Roswell Market Center	82	$1,338
90	Savannah, GA	Shops at Victory Square	11	$249
91	Snellville, GA	Presidential Plaza North	11	$460
92	Snellville, GA	Presidential Plaza South	10	$414
93	Snellville, GA	Scenic Plaza	20	$601
94	Suwanee, GA	Laurel Springs Village	22	$446
95	Woodstock, GA	Shoppes of Woodstock	24	$520

	Illinois
96	Chicago, IL	Shops on North Avenue	3	$151
97	Elmwood Park, IL	Elmwood Commons	17	$391
98	Naperville, IL	Pebblewood Commons	20	$535
99	Oak Park, IL	Shops on North Avenue East	36	$727
100	Orland Park, IL	Orland Park Center	9	$217
101	Wilmette, IL	Wilmette Center	9	$280

Curbline Properties Corp.

Shopping Center Property List at December 31, 2025

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Indiana
102	Carmel, IN	Shops at West Carmel Marketplace	32	$762
103	Indianapolis, IN	Cherry Tree Crossing	14	$423
104	Indianapolis, IN	College Park Corner	12	$474
105	Avon, IN	Gables of Avon Plaza	8	$274

	Maryland
106	Timonium, MD	Foxtail Center	30	$1,158

	Massachusetts
107	Framingham, MA	Shops at Framingham	19	$1,164

	Michigan
108	Macomb, MI	Mill River Marketplace	11	$339

	Minnesota
109	Coon Rapids, MN	Shops at Riverdale Commons	10	$544

	Missouri
110	Independence, MO	Independence Point	7	$299

	Nevada
111	Las Vegas, NV	The Monterey	42	$1,488

	New Jersey
112	Freehold, NJ	Freehold Marketplace	21	$785
113	Hamilton, NJ	Shops at Hamilton	62	$1,903
114	Voorhees, NJ	Shops at Echelon Village	4	$204

	New Mexico
115	Albuquerque, NM	Shops at Wyoming Mall	45	$1,102

	New York
116	Huntington Station, NY	Jericho Crossing	13	$607

	North Carolina
117	Asheville, NC	Corner at 240	18	$306
118	Chapel Hill, NC	Meadowmont Village	58	$1,439
119	Charlotte, NC	Belgate Plaza	21	$754
120	Charlotte, NC	Carolina Station	10	$401
121	Charlotte, NC	Point at University	14	$560
122	Charlotte, NC	Shoppes at Harris Corners	17	$390
123	Cornelius, NC	Cornelius Crossing	22	$349
124	Cornelius, NC	Shops at the Fresh Market	132	$2,422
125	Indian Trail, NC	Plaza at Sun Valley	11	$242
126	Kernersville, NC	Shoppes at Main Street Market	13	$443
127	Winston-Salem, NC	Parkway Village	13	$258

	Ohio
128	Avon, OH	French Creek Square	37	$929
129	Avon, OH	Shops at Healthway	11	$483
130	Cincinnati, OH	Shops at Harpers Station	16	$707
131	Columbus, OH	Shops on Polaris(1)	71	$2,547
132	Middleburg Heights, OH	Pearl Plaza	16	$618
133	Oregon, OH	Navarre Crossing	15	$390
134	Westlake, OH	Crocker Commons	29	$1,170
135	Worthington, OH	Worthington Plaza	11	$440

Curbline Properties Corp.

Shopping Center Property List at December 31, 2025

	Location	Center	Owned GLA (000’s)	Total Annualized Base Rent (000’s)
	Oregon
136	Hillsboro, OR	Shops at Tanasbourne(1)	8	$294

	Pennsylvania
137	Philadelphia, PA	Aramingo Assemblage	23	$671

	South Carolina
138	Beaufort, SC	Sea Island Shops	20	$406
139	Irmo, SC	Lake Murray Boulevard Shops	12	$339
140	Lexington, SC	Sunset Crossing	13	$472
141	Lexington, SC	Sunset Plaza	11	$260

	Tennessee
142	Collierville, TN	Houston Levee Galleria	66	$1,502
143	Hendersonville, TN	Maple Corner	20	$525

	Texas
144	Allen, TX	Plaza at Stacy Green	24	$964
145	Arlington, TX	Village at Ballpark	23	$527
146	Austin, TX	Oaks at Slaughter	26	$936
147	Conroe, TX	Grove at Harper's Preserve	21	$595
148	Dallas, TX	Mockingbird Central Plaza	80	$1,959
149	Houston, TX	Briarcroft Center	33	$1,441
150	Houston, TX	Marketplace at 249	17	$523
151	Houston, TX	Shops at Tanglewood	26	$897
152	Houston, TX	Village Plaza	42	$1,525
153	Magnolia, TX	Magnolia Point	54	$1,972
154	Magnolia, TX	Woodlands Crossing	11	$350
155	Pasadena, TX	Fairway Crossing	50	$1,858
156	Pearland, TX	Silverlake Center	25	$864
157	Round Rock, TX	Vintage Plaza	41	$1,127
158	San Antonio, TX	Bandera Corner	3	$67
159	San Antonio, TX	Shops at Bandera Pointe	48	$1,194

	Virginia
160	Charlottesville, VA	Emmet Street North	2	$182
161	Charlottesville, VA	Emmet Street Station	11	$577
162	Charlottesville, VA	Shops at Rivanna Plaza	32	$937
163	Fairfax, VA	Boulevard Marketplace	19	$843
164	Fairfax, VA	Fairfax Marketplace	19	$1,133
165	Fairfax, VA	Fairfax Pointe	10	$541
166	Fredericksburg, VA	Southpoint Square	10	$248
167	Midlothian, VA	Towne Crossing Shops	7	$286
168	Richmond, VA	White Oak Plaza	34	$1,023

	Washington
169	Auburn, WA	Ellingson Crossing	15	$488
170	Bellingham, WA	Samish Corner	9	$317
171	Lacey, WA	Shops at Lacey Marketplace	32	$1,295
172	Seattle, WA	University Village Crossing	4	$153
173	Seattle, WA	Village at Maple Leaf	6	$187
174	Vancouver, WA	Salmon Creek Square	22	$669

	Wisconsin
175	West Allis, WI	Shops at Highway 100	14	$366
176	West Allis, WI	Shops at Highway 100 North	14	$351

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NYSE under the ticker symbol “CURB.” As of February 6, 2026, there were 2,781 record holders. This figure excludes non-registered holders that held their shares in “street name” through various brokerage firms, and therefore, does not represent the actual number of beneficial owners of the Company’s common stock.

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

ISSSUER PURCHASES OF EQUITY SECURITIES

On September 25, 2025, the Board of Directors of the Company authorized a common stock repurchase program, which was announced on October 2, 2025. Under the terms of the program, the Company is authorized to repurchase up to an aggregate purchase price of $250.0 million in shares of its common stock. During the third and fourth quarter of 2025, the Company did not repurchase any shares of its common stock, and as of December 31, 2025, the dollar value of shares that may yet be purchased under the program was $250.0 million. The repurchase program has no expiration date.

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

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own and manage a portfolio of convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of the real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of December 31, 2025, Curbline held an approximately 99.1% ownership interest in the Operating Partnership with the remaining OP Units held by members of management.

As of December 31, 2025, the Company’s portfolio consisted of 176 convenience shopping centers aggregating 4.8 million square feet of owned gross leasable area (“GLA”). At December 31, 2025, the aggregate occupancy of the Company’s operating shopping center portfolio was 94.1%, and the average ABR per occupied square foot was $34.52. Prior to the Company’s Spin-Off on October 1, 2024, the Company was a wholly owned subsidiary of SITE Centers Corp. (“SITE Centers”).

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of December 31, 2025. Convenience shopping centers generally consist of a homogenous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of December 31, 2025, the average GLA of a property in the Curbline portfolio was approximately 27,000 square feet with 94% of base rent generated by units less than 10,000 square feet.

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

Spin-Off from SITE Centers Corp.

In connection with the separation from SITE Centers on October 1, 2024, the Company, the Operating Partnership and SITE Centers entered into the Separation and Distribution Agreement which provided for the principal transactions necessary to consummate the Spin-Off, including the allocation among the Company, the Operating Partnership and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the Spin-Off. In particular, the Separation and Distribution Agreement provided, among other things, that certain assets relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including equity interests of certain SITE Centers subsidiaries that held assets and liabilities related to Curbline’s interests in real property, certain tangible personal property, cash and cash equivalents held in Curbline accounts (including the transfer to Curbline of unrestricted cash of $800.0 million upon consummation of the Spin-Off) and other assets primarily used or held primarily for use in Curbline’s business. The Separation and Distribution Agreement also provided that certain liabilities relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including liabilities relating to or arising out of the operation of Curbline’s business after the effective time of the Spin-Off and liabilities expressly allocated to Curbline or one of its subsidiaries by the Separation and Distribution Agreement or certain other agreements entered into in connection with the Spin-Off. The Separation and Distribution Agreement governs the rights and obligations among the Company, the Operating Partnership and SITE Centers regarding the distribution both prior to and following the completion of the separation. SITE Centers distributed 100% of the outstanding common stock of Curbline to holders of record of SITE Centers’ common shares as of the close of business on September 23, 2024, the record date. On October 1, 2024, holders of SITE Centers’ common shares received two shares of Curbline common stock for every one common share of SITE Centers held on the record date.

Additionally, the Separation and Distribution Agreement contains provisions that obligate SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. As of December 31, 2025, these redevelopment projects were estimated to cost SITE Centers $20.7 million to complete.

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

Current Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of December 31, 2025, the Company’s primary sources of capital were $289.6 million of unrestricted cash, $172.0 million of unfunded senior unsecured notes and $75.5 million of expected gross proceeds from unsettled forward equity sales in the fourth quarter of 2025 to grow its asset base through acquisitions. Additionally, with over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market (primarily among private investors), the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access, visibility and site plan, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes with a portfolio average of approximately $121,000 as compared to the national median household income of $83,730.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of primarily service and restaurant businesses, including quick-service restaurants, healthcare and wellness, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 61% of the ABR under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

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

Transaction and Capital Markets Highlights

Transaction and capital markets highlights during 2025 include the following:

•
Acquired 79 convenience shopping centers for an aggregate purchase price of $788.4 million;
•
Drew $100.0 million on the delayed draw term loan facility in March 2025;
•
In April 2025, entered into a forward interest rate swap agreement to fix the variable-rate component of the Company’s $100.0 Term Loan Facility at 3.71% from October 1, 2028 through October 1, 2029;
•
In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB with a Stable Rating Outlook resulting in a 40-basis point reduction on the Company’s Revolving Credit Facility and Term Loan Facility;
•
In June 2025, entered into a Note and Guaranty Agreement in connection with a private placement of $150.0 million senior unsecured notes consisting of $100.0 million aggregate principal amount of 5.58% unsecured senior notes due September 3, 2030 and $50.0 million aggregate principal amount of 5.87% unsecured notes due September 3, 2032, to a group of institutional investors. The sale and purchase of the Notes was completed on September 3, 2025. In conjunction with this agreement, the Company entered into an interest rate lock agreement resulting in a 5.79% effective interest rate on the notes due September 3, 2032 and a weighted average coupon of 5.65%;
•
Entered into and funded the $150.0 million 2025 Term Loan (as defined below) in July 2025. In conjunction with this agreement, in May 2025, entered into an interest rate swap agreement to fix the variable-rate SOFR component at 3.66%. The all-in rate on the 2025 Term Loan is fixed at 4.61% based on the loan’s current applicable spread;
•
In November 2025, entered into a Note and Guaranty Agreement in connection with a private placement of $200.0 million senior unsecured notes consisting of $50.0 million aggregate principal amount of 4.90% senior unsecured notes due January 20, 2031 and $150.0 million aggregate principal amount of 5.13% senior unsecured notes due January 20, 2033, to a group of institutional investors. The sale and purchase of $28.0 million of the notes was completed on December 31, 2025, with the sale and purchase of the remaining $172.0 million completed on January 20, 2026. In conjunction with this agreement, the Company entered into interest rate lock agreements to fix the treasury component of the Company’s notes due January 20, 2033 and January 20, 2031 at 3.96% and 3.76%, respectively;
•
In September 2025, the Company’s Board of Directors authorized a common stock repurchase program of up to a maximum aggregate purchase price of $250.0 million;

•
In the fourth quarter of 2025, sold 3,250,764 shares of common stock on a forward basis under its continuous equity offering program at a weighted average price of $23.22 per share before issuance costs, generating expected gross proceeds before issuance costs of $75.5 million with no shares settled to date; and
•
Declared four quarterly cash dividends of $0.16 per share of common stock paid in each of April, July, October 2025 and January 2026 and a special cash dividend of $0.03 per share of common stock paid in January 2026.

Operational Accomplishments

The Company believes its strong annual operating metrics are attributable to the concentration of the Company’s portfolio in suburban, high household income communities and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations.

Operating highlights for 2025 included:

•
Signed new leases and renewals for approximately 0.5 million square feet of GLA, which included 0.2 million square feet of new leasing volume;
•
For comparable leases executed in 2025, achieved cash new leasing spreads of 19.4% and cash renewal leasing spreads of 8.0%;
•
Aggregate leased rate was 96.7% at December 31, 2025 compared to 95.5% at December 31, 2024; and
•
Aggregate occupancy was 94.1% at December 31, 2025 compared to 93.9% at December 31, 2024. The year-over-year increase primarily was related to property acquisitions.

Tenant Demand and Company Fundamentals

The Company continues to see steady demand from a broad range of service-based and restaurant tenants, who are continuing to expand their store fleets and launch new concepts. As a result, the Company believes that its prospects to backfill spaces vacated by non-renewing tenants are generally favorable.

The tenants of the convenience shopping centers typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities. The properties often include restaurants, healthcare and wellness, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others as tenants.

The Company’s portfolio had a leased rate of 96.7% and an occupancy rate of 94.1%, respectively, as of December 31, 2025, highlighting the portfolio and property type’s supply and demand imbalance. Convenience-oriented properties are generally positioned to drive customer volume with ease of property access, visibility and dedicated parking. As a result, convenience shopping centers typically experience more customer foot traffic per square foot than anchored retail, justifying higher rents and broad tenant demand.

The Company’s portfolio is highly diversified by tenant composition. As of December 31, 2025, the portfolio’s top ten tenants comprised less than 14% of the Company’s total ABR with only one tenant whose annualized rental revenue equaled or exceeded 2% of the Company’s ABR. The Company’s largest tenants based on the total annualized base rental revenues as of December 31, 2025, were as follows:

Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
Starbucks	2.6%	1.4%
Verizon	1.7%	1.3%
Inspire Brands (A)	1.4%	1.2%
JAB Holding (B)	1.2%	1.0%
Chipotle	1.2%	0.9%
Somnigroup (Mattress Firm)	1.2%	1.1%
AT&T	1.1%	1.0%
Darden (C)	1.0%	1.1%
JPMorgan Chase	1.0%	0.7%
Total Wine & More	0.9%	1.0%

(A)
Includes Dunkin, Jimmy John’s, Buffalo Wild Wings and Baskin Robbins.
(B)
Includes Panera Bread, Einstein Bros. Bagels and Bruegger's Bagels.
(C)
Includes Longhorn Steakhouse, Olive Garden and Chuy’s.

The Company leased approximately 0.5 million square feet of GLA in 2025, composed of 67 new leases and 120 renewals, for a total of 187 leases executed in 2025. At December 31, 2025, the Company had 211 leases expiring in 2026 with an average base rent per square foot of $33.36. For the comparable leases executed in 2025, the Company generated positive cash leasing spreads of 19.4% for new leases and 8.0% for renewals, or 11.5% on a blended basis. Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease, over the annual base rent applicable to the final year of the previous lease term, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment. The Company’s cash leasing spread calculation excludes deals for first generation units or where the unit was vacant at the time of acquisition and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For all leases executed during 2025, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $3.04 per rentable square foot over the lease term, as compared to $1.72 per rentable square foot in 2024. The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2025 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2025	2024
Net income attributable to Curbline	$39,829	$10,262
FFO attributable to Curbline	$110,767	$52,162
Operating FFO attributable to Curbline	$112,001	$83,497
Earnings per share - Diluted	$0.37	$0.09

For the year ended December 31, 2025, the increase in net income as compared to the prior year, primarily was attributable to the net impact of acquisitions, a decrease in transaction costs related to the Spin-Off and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses. For the year ended December 31, 2025, the increase in FFO attributable to Curbline, as compared to the prior year, primarily was attributable to the net impact of acquisitions on net operating income (“NOI”), a decrease in transaction costs related to the Spin-Off and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses. The increase in Operating FFO attributable to Curbline generally was due to the net impact of property acquisitions on NOI and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

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

RESULTS OF OPERATIONS

For the comparison of the Company’s 2025 performance to 2024 presented below, consolidated shopping center properties owned as of January 1, 2024, are referred to herein as the “Comparable Portfolio Properties.” The discussion of the Company’s 2024 performance compared to 2023 performance is set forth in “Comparison of 2024 and 2023 Results of Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Revenues from Operations (in thousands)

	For the Year Ended
	Ended December 31,
	2025	2024	$ Change
Rental income(A)	$181,983	$120,028	$61,955
Other income	910	853	57
Total revenues	$182,893	$120,881	$62,012

(A)
The following table summarizes the key components of rental income (in thousands):

	For the Year Ended
	Ended December 31,
Rental Income	2025	2024	$ Change
Base and percentage rental income(1)	$135,442	$89,166	$46,276
Recoveries from tenants(2)	44,439	26,539	17,900
Uncollectible revenue(3)	(1,144)	(479)	(665)
Lease termination fees, ancillary and other rental income(4)	3,246	4,802	(1,556)
Total rental income	$181,983	$120,028	$61,955

(1)
The changes in base and percentage rental income were due to the following (in millions):

2025 vs. 2024 Increase
Acquisition of convenience shopping centers	$43.0
Comparable Portfolio Properties	1.4
Straight-line rents	1.9
Total	$46.3

At December 31, 2025 and 2024, the Company owned 176 and 97 properties, respectively, which had an aggregate leased rate of 96.7% and 95.5%, respectively, an occupancy rate of 94.1% and 93.9%, respectively, and average ABR per occupied square foot of $34.52 and $35.62, respectively.

(2)
The increase in recoveries from tenants is primarily due to acquisitions. Recoveries from tenants were approximately 96.7% and 96.1% of operating expenses and real estate taxes for the years ended December 31, 2025 and 2024, respectively. The increase in recovery rate was primarily the result acquisitions and the Spin-Off as the results prior to the Spin-Off do not represent the historical results of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements and presented on a combined basis which impacts the comparability between periods.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments with the increase related to acquisitions and the growth of the overall portfolio.
(4)
The years ended December 31, 2025 and 2024, include $2.2 million and $4.2 million, respectively, from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

	For the Year Ended
	Ended December 31,
	2025	2024	$ Change
Operating and maintenance(A)	$25,258	$14,159	$11,099
Real estate taxes(A)	20,687	13,444	7,243
General and administrative(B)	33,922	17,439	16,483
Depreciation and amortization(A)	72,408	41,911	30,497
	$152,275	$86,953	$65,322

(A)
The changes for 2025 were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$8.7	$6.9	$32.5
Comparable Portfolio Properties	2.4	0.3	(2.0)
	$11.1	$7.2	$30.5

(B)
Subsequent to the Spin-Off, primarily represents salaries, benefits and stock-based compensation of Curbline employees as well as legal, audit, tax and compliance services, board compensation and the shared services fee. Prior to the Spin-Off, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the GLA of the Company.

Other Income and Expenses (in thousands)

	For the Year Ended
	Ended December 31,
	2025	2024	$ Change
Interest expense(A)	$(12,141)	$(901)	$(11,240)
Interest income(B)	18,556	7,810	10,746
Other income (expense), net(C)	1,777	(30,560)	32,337
Gain on disposition of real estate, net(D)	1,378	—	1,378
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(307)	(4)	(303)

(A)
As of December 31, 2025, the Company’s consolidated indebtedness consisted of the 2024 Term Loan, the 2025 Term Loan, the 2025 Notes and the 2026 Notes (in each case as defined below) with an aggregate outstanding balance of $428.0 million and a weighted-average interest rate (based on contractual rates and excluding amortization of debt issuance costs) of 5.0% at December 31, 2025. At December 31, 2025, the weighted-average maturity (without extensions) was 3.7 years. For the year ended December 31, 2024, consisted of interest expense incurred and amortization of loan costs relating to secured mortgages. These mortgages were repaid in May 2024.
(B)
Consists of interest income incurred on cash balances.
(C)
Amounts for the year ended December 31, 2024 primarily related to transaction costs related to the Spin-Off.
(D)
In December 2025, the Company sold a land parcel to SITE Centers for gross proceeds of $1.8 million and recognized a gain on disposition of $1.3 million.

Non-Controlling Interests Net Income (in thousands)

	For the Year Ended
	Ended December 31,
	2025	2024	$ Change
Income attributable to non-controlling interest(A)	$(52)	$(11)	$(41)
Net income attributable to Curbline(B)	39,829	10,262	29,567
(A)
For more information regarding the non-controlling interests, see Note 10, “Equity and Non-Controlling Interests,” to the Company’s consolidated financial statements included herein.
(B)
The increase in net income attributable to Curbline as compared to the prior-year period was primarily attributable to the net impact of acquisitions, a decrease in transaction costs related to the Spin-Off and an increase in interest income partially offset by an increase in interest expense and general and administrative expenses.

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

	For the Year Ended
	December 31,
	2025	2024
Net income attributable to Curbline	$39,829	$10,262
Depreciation and amortization of real estate investments, net of non-controlling interests	72,314	41,900
Gain on disposition of real estate, net of non-controlling interests	(1,376)	—
FFO attributable to Curbline	110,767	52,162
Transaction, debt extinguishment and other costs, net of non-controlling interests(A)	1,234	31,335
Operating FFO attributable to Curbline	$112,001	$83,497

(A)
For the years ended December 31, 2025 and 2024, includes transaction costs of $1.0 million and $30.8 million, respectively.

The increase in FFO attributable to Curbline, as compared to the prior year, primarily was attributable to the net impact of acquisitions on NOI, a decrease in transaction costs related to the Spin-Off and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses. The increase in Operating FFO attributable to Curbline, as compared to the prior year, generally was due to the net impact of property acquisitions on NOI and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

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

The Company also presents NOI information on a same property basis, or Same-Property Net Operating Income (“SPNOI”). The Company defines SPNOI as property revenues less property-related expenses, which excludes depreciation and amortization expense, interest income and expense and corporate level transactions, as well as straight-line rental income and reimbursements and expenses, lease termination income, management fee expense and fair market value of leases. SPNOI only includes assets owned for the entirety of both comparable periods. Other real estate companies may calculate NOI and SPNOI in a different manner. The

Company believes SPNOI provides investors with additional information regarding the operating performance of comparable assets because it excludes certain non-cash and non-comparable items as noted above. SPNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Net income attributable to Curbline	$39,829	$10,262
Interest expense	12,141	901
Interest income	(18,556)	(7,810)
Depreciation and amortization	72,408	41,911
General and administrative	33,922	17,439
Other income (expense), net	(1,777)	30,560
Gain on disposition of real estate, net	(1,378)	—
Tax expense	307	4
Non-controlling interests	52	11
Total Curbline NOI	136,948	93,278
Less: Non-Same Property NOI	(55,661)	(14,584)
Total Same-Property NOI	$81,287	$78,694

Total Curbline NOI % Change	46.8%
Same-Property NOI % Change	3.3%

The SPNOI increase for the full year ended December 31, 2025, as compared to the prior-year period, was primarily attributable to increases in occupancy and minimum rent increases related to rent steps and option rent increases within the comparable property pool.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At December 31, 2025, the Company’s primary sources of capital were $289.6 million of unrestricted cash, $172.0 million of unfunded unsecured senior notes, a $400.0 million unsecured, undrawn line of credit and $75.5 million of expected gross proceeds from unsettled forward equity sales in the fourth quarter of 2025 along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $428.0 million as of December 31, 2025. As of December 31, 2024, there was no indebtedness outstanding.

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

The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee is based on the Company’s IG Rating. In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB. No amounts were drawn under the Revolving Credit Facility as of December 31, 2025.

The Company drew $100.0 million on the 2024 Term Loan in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the 2024 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the 2024 Term Loan varies. Prior to obtaining an IG Rating, the applicable margin was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin is based on the Company’s IG Rating. As of December 31, 2025, $100.0 million is outstanding under the 2024 Term Loan.

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

The Company maintains a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million 2024 Term Loan to 3.58%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 interest rate swap agreement to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% from October 1, 2028 through October 1, 2029. Following the investment grade rating and simultaneously with the Company’s borrowing of the 2025 Term Loan (defined below), the 2024 Credit Agreement was amended to reduce the interest rate spread resulting in an all-in rate for the 2024 Term Loan of 4.53% based on the loan’s current applicable spread.

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement in connection with a private placement of $150.0 million of the Operating Partnership’s unsecured senior notes (the “2025 Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% unsecured senior notes due September 3, 2030 (the “2025-A Notes”) and (ii) $50.0 million aggregate principal amount of 5.87% unsecured notes due September 3, 2032 (“2025-B Notes”), to a group of institutional investors. The sale and purchase of the Notes was completed on September 3, 2025.

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

The 2025 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

In connection with the 2025 Notes, the Company executed a treasury lock hedge transaction in June 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the 2025-B Notes. The treasury lock secured a treasury yield of 4.19%. The hedge transaction settled on June 9, 2025, in connection with the pricing of the 2025 Notes, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated other comprehensive (loss) income (“Accumulated OCI”) on the consolidated balance sheets. This amount is amortized on a straight-line basis as a decrease to interest expense over the term of the 2025-B Notes.

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

The 2025 Term Loan bears interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The applicable margin under the 2025 Term Loan varies based on the rating assigned by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Investor Services Inc. to the senior unsecured long-term indebtedness of Company or the Operating Partnership. In May 2025, the Company entered into a $150.0 million interest rate swap agreement to fix the variable-rate SOFR component of the 2025 Term Loan at 3.66% from July 16, 2025 through January 1, 2031. The all-in rate of the 2025 Term Loan is fixed at 4.61% based on the loan’s current applicable spread.

Amounts owing under the 2025 Term Loan may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR-based rate election is in effect. The 2025 Term Loan contains certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2025 Term Loan also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.

On November 12, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement in connection with a private placement of $200.0 million of the Operating Partnership’s senior unsecured notes (the “2026 Notes”), consisting of (i) $50.0 million aggregate principal amount of 4.90% senior unsecured notes due January 20, 2031 (the “2025-C Notes”) and (ii) $150.0 million aggregate principal amount of 5.13% senior unsecured notes due January 20, 2033 (the “2026-A Notes”), with a group of institutional investors. Considering the treasury lock agreements noted below, the interest rate on the notes will be fixed at 5.06% and 5.31%, respectively.

The sale and purchase of $28.0 million of the 2025-C Notes was completed on December 31, 2025 and sale and purchase of the balance of the $22.0 million of the 2025-C Notes and all of the 2026-A Notes was completed on January 20, 2026. The Operating Partnership intends to use the net proceeds from the issuance of the 2026 Notes for general corporate purposes, including funding future acquisitions.

The 2026 Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears, until such principal becomes due and payable. The entire unpaid principal balance of each 2026 Note shall be due and payable on the maturity date thereof. The 2026 Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The 2026 Notes are unconditionally guaranteed by the Company.

The Operating Partnership is permitted to prepay the outstanding 2026 Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the 2025 Notes being prepaid over the principal amount of such 2026 Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding 2026 Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The 2026 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

In connection with the offering of the 2026 Notes, the Company executed two treasury lock hedge transactions in September 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the two tranches of 2026 Notes. The treasury locks secured a treasury yield of 3.96% for the $150.0 million of 2026-A Notes and a treasury yield of 3.76% for the $50 million of 2025-C Notes. The hedge transactions settled on October 23, 2025, in connection with the pricing of the 2026 Notes, and included a payment of $2.0 million, which is recognized as a loss within Accumulated OCI on the consolidated balance sheets as of December 31, 2025. This amount is amortized on a straight-line basis as an increase to interest expense over the terms of the 2025-C and the 2026-A notes.

As of December 31, 2025, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

As part of its growth strategy, the Company may incur additional debt to finance future acquisitions, including debt that refinances or replaces borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2025 Term Loan, the 2025 Notes or the 2026 Notes. While the Company believes it has several viable sources to obtain capital and fund its business, the sources of funds could be affected by various risks and uncertainties.

Dividend Distributions

The Company declared a quarterly cash dividend of $0.16 per share in each of the four quarters in 2025 and a special cash dividend of $0.03 in the fourth quarter of 2025. The dividends are summarized as follows (in millions):

Quarter Declared	Amount Declared	Date Paid	Amount Paid
First quarter 2025	$17.1	April 8, 2025	$17.0
Second quarter 2025	17.1	July 9, 2025	17.0
Third quarter 2025	17.1	October 21, 2025	17.0
Fourth quarter 2025	17.1	January 7, 2026	17.0
Fourth quarter 2025 (special)	3.2	January 7, 2026	3.2
Total year to date	$71.6		$71.2

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

Any distributions the Company makes to its stockholders will be at the discretion of the Board and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses and any other expenditures

Common Stock Continuous Equity Program and Common Stock Repurchase Program

On October 1, 2025, the Company entered into an agreement for the future issuance of up to $250.0 million of common stock under a continuous equity program (“ATM Program”). During the year ended December 31, 2025, the Company offered and sold 3,250,764 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $23.22 per share before issuance costs, generating expected gross proceeds before issuance costs of $75.5 million, with no shares settled to date. From January 1, 2026 through February 9, 2026, the Company offered and sold 1,932,000 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $23.18 per share before issuance costs, generating expected gross proceeds before issuance costs of $44.8 million, with no shares settled to date. The 2025 and 2026 transactions may be settled at any time before the applicable settlement date at various dates through December 31, 2026 for the 2025 transactions and through March 31, 2027 for the 2026 transactions. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock, and the Company’s capital needs. The Company has no obligation to sell any shares under the ATM Program. As of February 9, 2026, the Company had $129.7 million available for future offerings under this ATM Program.

On September 25, 2025, the Company’s Board of Directors authorized a common stock repurchase program. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $250.0 million in shares of its common stock. Through February 9, 2026, the Company had not repurchased any shares under this program.

Non-controlling Interests

The Company owns all of its properties and conducts substantially all its business through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of December 31, 2025, the Company held an approximately 99.1% ownership interest in the Operating Partnership, with the remaining OP Units held by certain of the Company’s current executive officers through common units or LTIP Units, as defined by the partnership agreement, subject to vesting requirements.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of the Company’s consolidated statements of cash flow (in thousands):

	For the Year Ended December 31,
	2025	2024
Cash flow provided by operating activities	$124,601	$54,260
Cash flow used for investing activities	(803,245)	(437,401)
Cash flow provided by financing activities	341,788	1,008,829

Changes in cash flow for the year ended December 31, 2025, compared to the prior year are as follows:

Operating Activities: Cash provided by operating activities increased $70.3 million primarily due to the net impact from property acquisitions, a decrease in transaction costs related to the Spin-Off and an increase in interest income, partially offset by an increase in interest expense and general and administrative expenses.

Investing Activities: Cash used for investing activities increased $365.8 million primarily due to the increase in real estate assets acquired of $368.1 million including deposits for future acquisitions, partially offset by an increase in proceeds from the disposition of real estate of $1.8 million.

Financing Activities: Cash provided by financing activities decreased $667.0 million primarily due to the decrease in transactions with SITE Centers of $1,039.5 million and dividends paid of $77.4 million, partially offset by proceeds from the term loans of $250.0 million and the senior unsecured notes of $178.0 million and the lower repayment of mortgage debt of $25.7 million.

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

Acquisitions

During 2025, the Company acquired $788.4 million of real estate including 79 convenience shopping centers, with an aggregate GLA of 1.7 million square feet.

During 2024, the Company acquired $425.3 million of real estate including 32 convenience shopping centers, with an aggregate GLA of 0.9 million square feet.

Indebtedness

As of December 31, 2025, $100.0 million had been drawn on the 2024 Term Loan, $150.0 million had been drawn on the 2025 Term Loan, $150.0 million had been drawn on the 2025 Notes and $28.0 million had been drawn on the 2026 Notes. For a summary of interest payable under the 2024 Term Loan, the 2025 Term Loan, the 2025 Notes and the 2026 Notes, see “Indebtedness” in Liquidity, Capital Resources and Financing Activities section above.

Outparcel Construction Projects

In addition to the redevelopment projects to be completed by SITE Centers in accordance with the Separation and Distribution Agreement, during the years ended December 31, 2025, 2024 and 2023, the Company invested $0.3 million, $2.6 million and $5.8 million, respectively, in multiple outparcel construction projects. These outparcels were carved out of existing shopping centers owned by SITE Centers.

CAPITALIZATION

At December 31, 2025, the Company’s capitalization consisted of $428.0 million of debt and $2.4 billion of market equity (calculated as shares of common stock and common units outstanding multiplied by $23.21, the closing price of the Company’s common stock on the New York Stock Exchange on December 31, 2025).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

The Revolving Credit Facility, the 2024 and 2025 Term Loans and the 2025 and 2026 Notes contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its stockholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees and accelerated maturities.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Other Commitments

In conjunction with construction primarily related to leasing at its convenience shopping centers, the Company had entered into commitments with general contractors aggregating approximately $1.8 million for its properties at December 31, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.8 million related to the maintenance of its properties.

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

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant or available space and executed new leases and renewals aggregating approximately 0.5 million square feet of GLA for the year ended December 31, 2025. The Company believes the elevated portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s ABR (Starbucks at 2.6% as of December 31, 2025). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and the Company believes remain well-capitalized.

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

The Company believes that the convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At December 31, 2025, the convenience property portfolio leased and occupancy rates were 96.7% and 94.1%, respectively, and the portfolio ABR per occupied square foot was $34.52, as compared to leased and occupancy rates of 95.5% and 93.9%, respectively, and ABR per occupied square foot of $35.62 at December 31, 2024. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher annualized base rents per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the years ended December 31, 2025 and 2024 was $3.04 and $1.72 per rentable square foot, respectively.

Inflation, higher interest rates, evolving U.S. tariffs and reciprocal or retaliatory tariffs on U.S. goods and the market reaction thereto, and concerns over consumer spending growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer behaviors, increased competition and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high-household-income communities in which the properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. The Company had $428.0 million of indebtedness as of December 31, 2025. Debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At December 31, 2025, the Company’s debt adjusted to reflect the swaps of the variable-rate (SOFR) components of the interest rates applicable to the 2024 Term Loan and 2025 Term Loan to fixed rates is summarized as follows:

	December 31, 2025
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$423.2	3.7	5.0%	100.0%
Variable-Rate Debt	—	—	—	—

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of interest rate swap agreements with major financial institutions. At December 31, 2025, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated 2024 Term Loan and the $150.0 million consolidated 2025 Term Loan were swapped to a fixed rate through October 1, 2029 and January 1, 2031, respectively. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $278.0 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at December 31, 2025, is summarized as follows (in millions):

	December 31, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$423.2	$434.8	(A)	$416.7	(B)

(A)
Includes the fair value of the swap, which was a liability of $2.7 million at December 31, 2025.
(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $7.2 million at December 31, 2025.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of December 31, 2025, the Company had no other material exposure to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework” (2013). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein and is incorporated in this Item 9A by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Copies of the Company’s corporate governance documents are available on the Company’s website, www.curbline.com, under “Investors—Governance—Governance Documents.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Two Class II Directors” and “Board Governance” and “Corporate Governance and Other Matters—Delinquent Section 16(a) Reports” contained in the Company’s Proxy Statement for the Company’s 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A (the “2026 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Tables and Related Disclosure” contained in the 2026 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” and “Executive Compensation Tables and Related Disclosure—Equity Compensation Plan Information” sections of the 2026 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Two Class II Directors” and “Corporate Governance and Other Matters—Related-Party Transactions” sections of the Company’s 2026 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Four: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” and “Proposal Four: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” sections of the Company’s 2026 Proxy Statement.

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

b) Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
3.1	Articles of Amendment and Restatement of Curbline Properties Corp.	Registration Statement on Form S-8 (Filed with the SEC on September 30, 2024)
3.2	Bylaws of Curbline Properties Corp.	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.1	Shared Services Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.2	Tax Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.3	Employee Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.4	Amended and Restated Agreement of Limited Partnership of Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)

10.5	Waiver Agreement by and between Curbline Properties Corp. and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on October 1, 2024)
10.6	Curbline Properties Corp. Elective Deferred Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.7	Curbline Properties Corp. 2024 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.8	Adjustment of Outstanding SITE Centers Corp. Equity Awards (Curbline Spinoff – CURB Employees)*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.9	Form of Performance-Based LTIP Unit Award Agreement for CEO*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.10	Form of Performance-Based LTIP Unit Award Agreement for Executives*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.11	Form of Performance-Based Restricted Stock Award Agreement for Executives (2024)*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.12	Form of Performance-Based Restricted Stock Award Agreement for Executives (2025)*	Submitted electronically herewith
10.13	Form of Time-Based LTIP Units Award Agreement for Executives*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.14	Form of Time-Based Restricted Stock Award Agreement for Executives*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.15	Form of Time-Based Restricted Stock Award Agreement for Independent Directors*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.16	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.17	First Amendment to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
10.18	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and Conor M. Fennerty*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.19	First Amendment, dated as of September 26, 2025, to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and Conor M. Fennerty	Current Report on Form 8-K (Filed with the SEC on September 29, 2025)
10.20	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and John Cattonar*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.21	First Amendment, dated as of September 26, 2025, to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and John Cattonar	Current Report on Form 8-K (Filed with the SEC on September 29, 2025)
10.22	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and Lesley H. Solomon*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.23	First Amendment, dated as of September 26, 2025, to Assigned Employment Agreement, dated as of September 1, 2024, by and among Curbline Properties Corp., Curbline TRS LLC, and Lesley H. Solomon	Current Report on Form 8-K (Filed with the SEC on September 29, 2025)
10.24	Form of Director and Officer Indemnification Agreement*	Registration Statement on Form 10 (Filed with the SEC on September 3, 2024)
10.25

Credit Agreement, dated as of October 1, 2024, by and among Curbline Properties LP, Curbline Properties Corp., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent

Current Report on Form 8-K (Filed with the SEC on October 1, 2024)

10.26

First Amendment to Credit Agreement dated as of July 15, 2025, by and among Curbline Properties LP, Curbline Properties Corp, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent

Quarterly Report on Form 10-Q (Filed with the SEC on October 29, 2025)
10.27

Term Loan Agreement, dated as of July 15, 2025, by and among Curbline Properties LP, Curbline Properties Corp, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2025)

Current Report on Form 8-K (Filed with the SEC on July 17, 2025)
10.28	Note and Guaranty Agreement, dated June 26, 2025, by and among Curbline Properties Corp., Curbline Properties LP and the purchasers named therein	Current Report on Form 8-K (Filed with the SEC on June 26, 2025)
10.29	Note and Guaranty Agreement, dated November 12, 2025, by and among Curbline Properties Corp., Curbline Properties LP and the purchasers named therein	Current Report on Form 8-K (Filed with the SEC on November 12, 2025)
19.1	Policy on Insider Trading	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
21.1	List of Subsidiaries of Curbline Properties Corp.	Submitted electronically herewith
23.1	Consent of Independent Registered Public Accounting Firm	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
97.1	Compensation Clawback Policy	Annual Report on Form 10-K (Filed with the SEC on February 21, 2025)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.	Submitted electronically herewith

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Curbline Properties Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Curbline Properties Corp. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation for Property Acquisitions

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed 79 real estate acquisitions for total consideration of $785.3 million during the year ended December 31, 2025. Upon acquisition of a property, the Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. The Company estimates the fair value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying a capitalization rate to property net operating income based upon market leasing assumptions. Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual rents and estimated market rents. The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the tangible and intangible assets acquired and liabilities assumed that were used to allocate the purchase price; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to land comparables, discount rates, capitalization rates and market rental rates used as applicable to the property acquisition and asset acquired or liability assumed; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for property acquisitions, including controls over management’s development of the fair value estimates of the tangible and intangible assets acquired and liabilities assumed and controls over the review of significant assumptions related to land comparables, discount rates, capitalization rates and market rental rates. These procedures also included, among others, for a sample of acquisitions, (i) reading the purchase agreements and leasing documents; (ii) testing management’s process for developing the fair value estimates of the tangible and intangible assets acquired and liabilities assumed; (iii) evaluating the appropriateness of the valuation methods; (iv) testing the completeness and accuracy of certain underlying data used in the valuation methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to land comparables, discount rates, capitalization rates and market rental rates as applicable to the property acquisition and asset acquired or liability assumed. Evaluating the reasonableness of management’s assumptions involved considering the consistency of the assumptions used with (i) external market and industry data and (ii) evidence obtained in other areas of the audit. For certain property acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods used by management and (ii) the reasonableness of certain significant assumptions related to the acquisitions.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 10, 2026

We have served as the Company’s auditor since 2024.

CURBLINE PROPERTIES CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2025	2024
Assets
Land	$759,267	$490,563
Buildings	1,304,288	841,912
Fixtures and tenant improvements	107,013	80,636
	2,170,568	1,413,111
Less: Accumulated depreciation	(209,429)	(165,350)
	1,961,139	1,247,761
Construction in progress and land	27,355	14,456
Total real estate assets, net	1,988,494	1,262,217
Cash and cash equivalents	289,553	626,409
Accounts receivable	22,514	15,887
Amounts receivable from SITE Centers	21,457	33,762
Intangible assets, net	137,513	82,670
Other assets	10,259	12,153
	$2,469,790	$2,033,098
Liabilities and Equity
Indebtedness:
Senior notes, net	$175,086	$—
Term loan, net	248,153	—
Revolving credit facility	—	—
	423,239	—
Below-market leases, net	66,698	40,149
Dividends payable	20,872	26,674
Accounts payable and other liabilities	45,511	23,718
Total liabilities	556,320	90,541
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at December 31, 2025 and December 31, 2024	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 105,368,120 and 105,043,781 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,054	1,050
Additional paid-in capital	1,958,845	1,954,548
Accumulated distributions in excess of net income	(46,100)	(15,021)
Accumulated other comprehensive (loss) income	(4,606)	1,207
Total stockholders’ equity	1,909,193	1,941,784
Non-controlling interests	4,277	773
Total equity	1,913,470	1,942,557
	$2,469,790	$2,033,098

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues from operations:
Rental income	$181,983	$120,028	$93,004
Fee and other income	910	853	656
	182,893	120,881	93,660
Rental operation expenses:
Operating and maintenance	25,258	14,159	10,653
Real estate taxes	20,687	13,444	11,261
General and administrative	33,922	17,439	5,215
Depreciation and amortization	72,408	41,911	31,993
	152,275	86,953	59,122
Other income (expense):
Interest expense	(12,141)	(901)	(1,520)
Interest income	18,556	7,810	—
Other income (expense), net	1,777	(30,560)	(2,376)
Gain on disposition of real estate, net	1,378	—	371
Income before tax expense	40,188	10,277	31,013
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(307)	(4)	—
Net income	$39,881	$10,273	$31,013
Income attributable to non-controlling interests	(52)	(11)	—
Net income attributable to Curbline	$39,829	$10,262	$31,013

Per share data:
Basic	$0.37	$0.10	$0.30
Diluted	$0.37	$0.09	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$39,881	$10,273	$31,013
Change in cash flow hedges	(5,820)	1,208	—
Comprehensive income	$34,061	$11,481	$31,013
Comprehensive income attributable to non-controlling interests	7	(1)	—
Net income attributable to non-controlling interests	(52)	(11)	—
Total comprehensive income attributable to Curbline	$34,016	$11,469	$31,013

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Curbline Equity
	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ and Parent Company Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2022	$—	$—	$—	$—	$691,778	$—	$691,778	$—	$691,778
Net transactions with SITE Centers	—	—	—	—	139,847	—	139,847	—	139,847
Net income	—	—	—	—	31,013	—	31,013	—	31,013
Balance, December 31, 2023	—	—	—	—	862,638	—	862,638	—	862,638
Net transactions with SITE Centers prior to Spin-Off	—	—	—	—	255,583	—	255,583	—	255,583
Common stock issued in connection with the Spin-Off	104,860	1,049	1,115,973	—	(1,117,022)	—	—	—	—
Net transfers from SITE Centers	—	—	835,728	—	—	—	835,728	—	835,728
Issuance of common stock related to stock plans	2	—	52	—	—	—	52	—	52
Stock-based compensation, net	182	1	2,780	—	—	—	2,781	968	3,749
Dividend and distributions, net declared	—	—	(19)	(26,482)	—	—	(26,501)	(173)	(26,674)
Rebalancing of non-controlling interests	—	—	34	—	—	—	34	(34)	—
Other comprehensive income	—	—	—	—	—	1,207	1,207	1	1,208
Net income	—	—	—	11,461	(1,199)		10,262	11	10,273
Balance, December 31, 2024	105,044	1,050	1,954,548	(15,021)	—	1,207	1,941,784	773	1,942,557
Issuance of common stock related to stock plans	451	5	(4)	—	—	—	1	—	1
Stock-based awards retained for taxes	(127)	(1)	(3,088)	—	—	—	(3,089)	—	(3,089)
Stock-based compensation, net	—	—	8,257	—	—	—	8,257	4,691	12,948
Dividend and distributions, net declared	—	—	(82)	(70,908)	—	—	(70,990)	(592)	(71,582)
Rebalancing of non-controlling interests	—	—	640	—	—	—	640	(640)	—
Equity offering costs	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Other comprehensive loss	—	—	—	—	—	(5,813)	(5,813)	(7)	(5,820)
Net income	—	—	—	39,829	—	—	39,829	52	39,881
Balance, December 31, 2025	105,368	$1,054	$1,958,845	$(46,100)	$—	$(4,606)	$1,909,193	$4,277	$1,913,470

The accompanying notes are an integral part of these consolidated financial statements.

CURBLINE PROPERTIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$39,881	$10,273	$31,013
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	72,408	41,911	31,993
Amortization and write-off of debt issuance costs	1,590	346	161
Stock-based compensation	12,948	3,825	—
Gain on disposition of real estate	(1,378)	—	(371)
Assumption of buildings due to ground lease terminations	(2,020)	(2,678)	—
Net change in accounts receivable	(5,453)	(859)	(2,667)
Net change in accounts payable and accrued expenses	2,529	6,168	(753)
Net change in other operating assets and liabilities	4,096	(4,726)	(135)
Total adjustments	84,720	43,987	28,228
Net cash flow provided by operating activities	124,601	54,260	59,241
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(785,326)	(418,701)	(163,423)
Deposits for future acquisitions	(2,352)	(913)	—
Real estate improvements to operating real estate	(17,405)	(17,787)	(23,164)
Proceeds from disposition of real estate	1,838	—	563
Net cash flow used for investing activities	(803,245)	(437,401)	(186,024)
Cash flow from financing activities:
Proceeds from term loan	250,000	—	—
Proceeds from unsecured notes	178,000	—	—
Repayment of mortgage debt	—	(25,651)	(12,933)
Payment of debt issuance costs	(4,293)	(5,034)	—
Common stock offering expenses	(1,446)	—	—
Taxes withheld for vested restricted stock	(3,089)	(23)	—
Transactions with Parent	—	1,039,537	139,847
Dividends paid	(77,384)	—	—
Net cash flow provided by financing activities	341,788	1,008,829	126,914

Net (decrease) increase in cash, cash equivalents and restricted cash	(336,856)	625,688	131
Cash, cash equivalents and restricted cash, beginning of period	626,409	721	590
Cash, cash equivalents and restricted cash, end of period	$289,553	$626,409	$721

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) is primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of December 31, 2025, Curbline held an approximately 99.1% ownership interest in the Operating Partnership, with the remaining OP Units held by members of management. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry.

On October 1, 2024 (the “Spin-Off Date”), Curbline, the Operating Partnership and SITE Centers Corp. (“SITE Centers”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers transferred its portfolio of convenience shopping centers, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of a Curbline common stock to common shareholders of SITE Centers as of September 23, 2024, the record date (the “Spin-Off”). As of December 31, 2025, the Company owned 176 convenience shopping centers consisting of 4.8 million square feet of gross leasable area (“GLA”).

The Company elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods. The Company is operated through an umbrella partnership, commonly referred to as an “UPREIT” structure, in which substantially all of the Company’s properties and assets are held through a subsidiary, Curbline Properties LP. As the sole general partner of the Operating Partnership, the Company has exclusive control of the Operating Partnership’s day-to-day management. The Company is not expected to conduct any material business itself, other than acting as the sole general partner of the Operating Partnership, guaranteeing certain debt of the Operating Partnership and issuing equity from time to time.

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

The consolidated statements of operations and cash flows for the periods prior to October 1, 2024 reflect the revenues and direct expenses of the Company and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. Net parent investment reflected on the consolidated statements of equity prior to the Spin-Off Date represents the excess of total assets over total liabilities. Net parent investment is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the Spin-Off, as well as the allocated costs and expenses described below.

Further, the consolidated statements of operations and cash flows for the periods prior to October 1, 2024 include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs using the relative percentage of GLA of the Company and SITE Centers’ management’s knowledge of the Company. The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity during the applicable periods. The Company believes the assumptions underlying the allocation of indirect expenses are reasonable.

Other income (expense), net on the consolidated statements of operations for the year ended December 31, 2024 includes $30.8 million of transactions costs, primarily advisory, legal and professional fees, relating to the Spin-Off.

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

Principles of Consolidation

The consolidated financial statements include the results of the Company, the Operating Partnership and their consolidated subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as non-controlling interests. These non-controlling interests are held by members of management in the form of Common Units and LTIP Units issued pursuant to the Company’s 2024 Equity and Incentive Compensation Plan. Curbline Properties LP is considered a variable interest entity and Curbline Properties Corp., which consolidates it, is the primary beneficiary. Substantially all of the parent company's assets and liabilities are the assets and liabilities of the Curbline Properties LP. All significant inter-company balances and transactions have been eliminated in consolidation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Years Ended
	December 31,
	2025	2024	2023
Accounts payable related to construction in progress	$1.8	$1.1	$1.5
Accounts receivable related to construction in progress	12.3	—	—
Accounts payable related to future acquisitions	1.0	0.4	—
Accounts payable related to common stock offerings	0.2	—	—
Contribution of net assets from SITE Centers	—	51.8	—
Assumption of buildings due to ground lease terminations	2.0	2.7	—
Dividends declared, but not paid	20.9	26.7	—

Real Estate

Real estate assets, which include construction in progress and undeveloped land, are stated at cost less accumulated depreciation. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 10.6 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in progress and land primarily relates to convenience shopping center redevelopment projects. The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $0.2 million, $1.1 million and $0.6 million in 2025, 2024 and 2023, respectively.

In December 2025, the Company sold a land parcel to SITE Centers for gross proceeds of $1.8 million and recorded a Gain on disposition of real estate of $1.3 million. In 2023, the Gain on disposition of real estate is a result of condemnation proceeds in excess of land value.

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

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur. Decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. For operational real estate assets, the significant valuation assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded during the years ended December 31, 2025, 2024 and 2023.

Interest Paid

Interest paid on the Company’s indebtedness during the years ended December 31, 2025, 2024 and 2023, aggregated $5.9 million, $0.5 million and $1.7 million, respectively of which $0.1 million was capitalized for the year ended December 31, 2025. Total gross facility and commitment fees paid by the Company for its revolving credit facility and term loan in 2025 and 2024 were $1.0 million and $0.2 million respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes the risk of loss is minimal.

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

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts deemed not probable of being collected (including contract disputes) of $0.2 million and $0.3 million at December 31, 2025 and 2024. Accounts receivable are generally expected to be collected within one year. At December 31, 2025 and 2024, straight-line rents receivable, net of a provision for uncollectible amounts of $0.3 million for both years ended, aggregated $13.9 million and $9.9 million, respectively.

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability, or as an asset until the indebtedness is drawn upon. Debt issuance costs related to the Company’s revolving credit facility remain classified as an asset on the consolidated balance sheets as these costs are, at the outset, not associated with an outstanding borrowing. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

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

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value and the expense is generally recognized ratably over the vesting period and forfeitures are recognized in the period in which they occur.

Income Taxes

The Company elected to qualify, and believes it is operating so as to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its stockholders equal to at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.

The Company conducts certain activities that it would not be able to engage in directly and maintain its REIT qualification through entities that elect to be treated as taxable REIT subsidiaries (“TRSs”) under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities. In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its two TRSs to the extent certain fee and other miscellaneous non-real estate related income cannot be earned by the REIT or Operating Partnership.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the years ended December 31, 2025 and 2024, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2024 and forward.

The Company adopted Accounting Standards Update (“ASU”) 2023-09 which enhances income tax disclosure requirements in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. The adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or result of operations.

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

Derivative and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company has elected to classify the cash flows from derivatives in a qualifying cash flow hedging relationship in the same category as the cash flow from the hedged items.

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

Non-controlling Interests

Non-controlling interests in the Operating Partnership include limited partnership interests in the Operating Partnership in the form of Common Units and unvested LTIP Unit awards classified as equity. Net income allocated to the non-controlling interests related to the Common Units and unvested service-based LTIP Units is based on the weighted average ownership during the period. The Company will adjust the carrying value of the non-controlling interests to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments will be recorded to additional paid-in capital as a rebalancing of non-controlling interests on the accompanying consolidated statements of equity.

Recently Issued Accounting Standards

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

2.
Acquisitions

During 2025 and 2024, the Company acquired 79 and 32 convenience shopping centers for a gross purchase price of $788.4 million and $425.3 million of real estate, respectively. The fair value of the acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2025	2024	2025	2024
Land	$269,031	$174,737	N/A	N/A
Buildings	456,025	211,848	(A)	(A)
Tenant improvements	14,991	11,083	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	82,972	45,705	5.3	7.6
Other assets assumed	1,786	658	N/A	N/A
	824,805	444,031
Less: Below-market leases	(32,279)	(22,124)	13.8	16.2
Less: Other liabilities assumed	(7,200)	(3,206)	N/A	N/A
Net assets acquired	$785,326	$418,701

(A)
Depreciated in accordance with the Company’s policy (Note 1).

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations are $31.4 million, $10.7 million and $6.3 million in total revenues from the date of acquisition through December 31, 2025, 2024 and 2023, respectively, for properties acquired during each of the respective years.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$141,231	$(49,660)	$91,571
Above-market leases	10,645	(3,067)	7,578
Lease origination costs	31,387	(7,911)	23,476
Tenant relationships	651	(551)	100
Below-market leases (as lessee)	14,893	(105)	14,788
Total intangible assets, net	$198,807	$(61,294)	$137,513
Other assets:
Prepaid expenses			1,143
Other assets(A)			4,864
Deposits			1,470
Deferred charges, net			2,782
Total other assets			$10,259
	Liability	Accumulated Amortization	Net
Below-market leases, net	$78,781	$(12,083)	$66,698

(A)
Includes $3.3 million of acquisition escrow deposits.

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$78,997	$(28,533)	$50,464
Above-market leases	4,573	(2,133)	2,440
Lease origination costs	19,122	(4,338)	14,784
Tenant relationships	652	(528)	124
Below-market leases (as lessee)	14,893	(35)	14,858
Total intangible assets, net	$118,237	$(35,567)	$82,670
Other assets:
Prepaid expenses			$3,620
Other assets			1,319
Deposits			1,201
Swap receivable			1,208
Deferred charges, net(A)			4,805
Total other assets			$12,153
	Liability	Accumulated Amortization	Net
Below-market leases, net	$47,226	$(7,077)	$40,149

(A)
Represents the unamortized portion of the $5.1 million of fees incurred to obtain the Revolving Credit Facility and 2024 Term Loan (each as defined below in Note 5).

Amortization related to the Company’s intangibles was as follows (in thousands):

Year	Income	Expense
2025	$4,639	$26,106
2024	2,710	10,669
2023	1,505	8,125

Estimated net future amortization associated with the Company’s intangibles is as follows (in thousands):

Year	Income	Expense
2026	$5,105	$32,733
2027	4,837	23,167
2028	4,661	16,654
2029	4,352	12,154
2030	4,239	8,968

4.
Leases

Lessee

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space, including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement (Note 12) is variable and the embedded lease rent expense of $1.5 million is included in general and administrative expense on the consolidated statements of operations.

Lessor

Space in the Company’s convenience shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 20 years and for rents which, in some cases, are subject to upward adjustments based on contractual increases, operating expense levels, or sales volume as defined in the lease agreements.

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental income:
Fixed lease income(A)	$132,082	$86,671	$69,828
Variable lease income(B)	46,406	31,126	22,078
Above-market and below-market leases amortization, net	4,639	2,710	1,505
Uncollectible revenue(C)	(1,144)	(479)	(407)
Total rental income	$181,983	$120,028	$93,004

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

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis) as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2026	$152,893
2027	139,494
2028	118,986
2029	99,380
2030	81,827
Thereafter	246,350
Total	$838,930

5.
Indebtedness, net

As of December 31, 2024, no amounts had been drawn or were outstanding on either of the 2024 Credit Facilities. As of December 31, 2025, no amounts have been drawn on the Revolving Credit Facility. The outstanding indebtedness at December 31, 2025 is summarized as follows (in thousands):

	Carrying Value	Interest Rate	Maturity Date
2025 Notes	$150,000	5.58%—5.87%	September 2030 — September 2032
2026 Notes	28,000	4.90%	January 2031
Net unamortized debt issuance costs	(2,914)
Total senior notes	$175,086

2024 Term Loan	$100,000	4.53%(A)	October 2027
2025 Term Loan	150,000	4.61%(A)	January 2029
Net unamortized debt issuance costs	(1,847)
Total term loans	$248,153

Total indebtedness	$423,239

(A)
Reflects the utilization of a swap, which caps the variable-rate (SOFR) interest rate.

$200.0 Million Private Placement of Unsecured Notes

On November 12, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement in connection with a private placement of $200.0 million of the Operating Partnership’s senior unsecured notes (the “2026 Notes”), consisting of (i) $50.0 million aggregate principal amount of 4.90% senior unsecured notes due January 20, 2031 (the “2025-C Notes”) and (ii) $150.0 million aggregate principal amount of 5.13% senior unsecured notes due January 20, 2033 (the “2026-A Notes”), with a group of institutional investors. Considering the treasury lock agreements noted below, the interest rate on the notes will be fixed at 5.06% and 5.31%, respectively.

The sale and purchase of $28.0 million of the 2025-C Notes was completed on December 31, 2025 and the balance of the 2025-C Notes and all of the 2026-A Notes was completed on January 20, 2026.

In connection with the offering of the 2026 Notes, the Company executed two treasury lock hedge transactions in September 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the two tranches of 2026 Notes. The treasury locks secured a treasury yield of 3.96% for the $150.0 million of 2026-A Notes and a treasury yield of 3.76% for the $50 million of 2025-C Notes. The hedge transactions settled on October 23, 2025, in connection with the pricing of the 2026 Notes, and included a payment of $2.0 million, which was recognized as a loss within Accumulated other comprehensive (loss) income (“Accumulated OCI”) on the consolidated balance sheets as of December 31, 2025. This amount will be amortized on a straight-line basis as an increase to interest expense over the terms of the 2025-C and the 2026-A notes.

The 2026 Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears on January 20 and July 20 of each year, until such principal becomes due and payable. The entire unpaid principal balance of each Note shall be due and payable on the maturity date thereof. The Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Notes are unconditionally guaranteed by the Company.

The Operating Partnership will be permitted to prepay the outstanding 2026 Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the 2026 Notes being prepaid over the principal amount of such 2026 Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding 2026 Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The 2026 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

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

The 2025 Term Loan bears interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus an applicable margin or (ii) the alternative base rate plus an applicable margin. The applicable margin under the 2025 Term Loan varies based on the rating assigned by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Investor Services Inc. to the senior unsecured long-term indebtedness of the Company or the Operating Partnership. In May 2025, the Company entered into an $150.0 million interest rate swap agreement to fix the variable-rate SOFR component of the 2025 Term Loan at 3.66%, from July 16, 2025 through January 1, 2031. The all-in rate of the 2025 Term Loan was fixed at 4.61% based on the loan’s current applicable spread.

The 2025 Term Loan may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR-based rate election is in effect.

The 2025 Term Loan Agreement contains certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2025 Term Loan Agreement also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at December 31, 2025.

$150.0 Million Private Placement of Unsecured Notes

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement in connection with a private placement of $150.0 million of the Operating Partnership’s senior unsecured notes (the “2025 Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% senior unsecured notes due September 3, 2030 (the “2025-A Notes”) and (ii) $50.0 million aggregate principal amount of 5.87% senior unsecured notes due September 3, 2032 (the “2025-B Notes”), to a group of institutional investors. The sale and purchase of the 2025 Notes was completed on September 3, 2025.

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

The 2025 Notes contains certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio. The Company was in compliance with these financial covenants at December 31, 2025.

In connection with the 2025 Notes, the Company executed a treasury lock hedge transaction in June 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the 2025-B Notes. The treasury lock secured a treasury yield of 4.19%. The hedge transaction settled on June 9, 2025, in connection with the 2025 Notes pricing, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated OCI on the consolidated balance sheets. This amount is being amortized on a straight-line basis as a decrease to interest expense over the term of the 2025-B Notes.

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

Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). Prior to obtaining an IG Rating, each of the applicable margin and facility fee was based on the Company’s ratio of consolidated outstanding indebtedness to consolidated market value and after obtaining an IG Rating, the applicable margin and facility fee is based on the Company’s IG Rating. In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB.

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

The 2024 Credit Agreement contains certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Credit Agreement also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at December 31, 2025.

In October 2024, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million 2024 Term Loan at 3.58%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% from October 1, 2028 through October 1, 2029. Following the investment grade rating and simultaneously with the Company’s borrowing of the 2025 Term Loan, the 2024 Credit Agreement was amended to reduce the interest rate spread resulting in an all-in rate for the 2024 Term Loan of 4.53% based on the loan’s current applicable spread as of December 31, 2025.

Scheduled Principal Repayments

The scheduled principal repayments of the indebtedness, excluding extension options, as of December 31, 2025, were as follows (in thousands):

Year	Amount
2026	$—
2027	100,000
2028	—
2029	150,000
2030	100,000
Thereafter	78,000
428,000
Net unamortized debt issuance costs	(4,761)
Total	$423,239

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At December 31, 2025, the carrying amount of indebtedness was $423.2 million and the fair value was $432.0 million. There was no indebtedness outstanding at December 31, 2024.

Items Measured on Fair Value on a Recurring Basis - Derivatives

The Company has pay-fixed interest rate swaps to manage some of its exposure to future changes in benchmark-interest rates (the “Swaps”). The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its Swaps fell within Level 2 of the fair value hierarchy.

The following tables summarizes the terms and fair value of the Company’s derivative financial instruments (in thousands):

As of December 31, 2025
Instrument	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount(A)	Fair Value(B)
Interest Rate Swap	2024 Term Loan	Apr-25	Oct-28	$100,000	$(796)
Interest Rate Swap	2024 Term Loan	Oct-28	Oct-29	$100,000	$(212)
Interest Rate Swap	2025 Term Loan	Jul-25	Jan-31	$150,000	$(1,761)

As of December 31, 2024
Instrument	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount(A)	Fair Value(B)
Interest Rate Swap	2024 Term Loan	Apr-25	Oct-28	$100,000	$1,208
(A)
These interest rate swap agreements utilize a one-month SOFR.
(B)
The Swaps (included in accounts payable and other liabilities as of December 31, 2025 and other assets as of December 31, 2024) are measured at fair value on a recurring basis, which are classified as level 2 measurement on the fair value hierarchy.

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

As of December 31, 2025 and 2024, the Company had an effective swap with a notional amount of $100.0 million, expiring in October 2028, which converts the variable-rate SOFR component of the interest rate applicable to its 2024 Term Loan to a fixed rate of 3.58% (Note 5) from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into an effective interest rate swap agreement with a notional amount of $100.0 million to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% (Note 5) from October 1, 2028 through October 1, 2029. In May 2025, the Company entered into an effective interest rate swap agreement with a notional amount of $150.0 million to fix the variable-rate SOFR component of the Company’s $150.0 million 2025 Term Loan at 3.66% from July 16, 2025 through January 1, 2031.

In connection with the 2025 Notes, the Company executed a treasury lock hedge transaction in June 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the 2025-B Notes. The treasury lock secured a treasury yield of 4.19%. The hedge transaction settled on June 9, 2025, in connection with the 2025 Notes pricing, and included proceeds of $0.2 million, which were recognized as a gain within Accumulated OCI on the consolidated balance sheets. This amount is being amortized on a straight-line basis as a decrease to interest expense over the term of the 2025-B Notes.

In connection with the offering of the 2026 Notes, the Company executed two treasury lock hedge transactions in September 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the two tranches of 2026 Notes. The treasury locks secured a treasury yield of 3.96% for the $150.0 million of 2026-A Notes and a treasury yield of 3.76% for the $50 million of 2025-C Notes. The hedge transactions settled on October 23, 2025, in connection with the pricing of the 2026 Notes, and included a payment of $2.0 million, which was recognized as a loss within Accumulated OCI on the consolidated balance sheets as of December 31, 2025. This amount will be amortized on a straight-line basis as an increase to interest expense over the terms of the 2025-C and the 2026-A notes.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in Accumulated OCI and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. The Company expects to reflect, within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $0.9 million. All components of the swaps were included in the assessment of hedge effectiveness.

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

The table below details the location in the financial statements of the loss recognized on interest rate swaps and treasury locks designated as cash flow hedges for the year ended December 31, 2025 (in thousands). There were no amounts reclassified from Accumulated OCI into interest expense for the year ended December 31, 2024.

Year Ended December 31, 2025
Amount of loss recognized in Accumulated OCI on interest rate swaps, net	$(4,843)
Amount of loss recognized in Accumulated OCI on treasury locks, net	(1,832)
Total amount of loss recognized in Accumulated OCI	$(6,675)

Amount reclassified from Accumulated OCI into income as Interest expense	$862

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

Commitments and Guaranties

In conjunction with leasing and construction projects at various convenience shopping centers, the Company had entered into commitments with general contractors aggregating approximately $1.8 million for its properties as of December 31, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flows. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.8 million related to the maintenance of its properties.

8.
Accumulated Other Comprehensive (Loss) Income

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2023	$—
Other comprehensive income before reclassifications	1,207
Net current-period other comprehensive income	1,207
Balance, December 31, 2024(A)	1,207
Other comprehensive loss before reclassifications	(6,675)
Amounts reclassified from accumulated other comprehensive income to interest expense(B)	862
Net current-period other comprehensive loss	(5,813)
Balance, December 31, 2025(A)	$(4,606)

(A)
Includes derivative financial instruments entered into by the Company on its indebtedness (Note 5).
(B)
Classified in Interest Expense in the Company’s consolidated statements of operations.
9.
Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

The Company’s equity and incentive compensation award plan provides for grants to Company employees, officers and non-employee directors of incentive and non-qualified options to purchase common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, partnership units in the Operating Partnership and certain other awards based on or related to Company common stock (including LTIP Units and other interests in the Operating Partnership exchangeable for equity of the Company). Under the terms of the plan, 6.7 million shares of common stock were available for grant of future awards as of December 31, 2025.

The awards granted from the plan are summarized as follows:

	Year ended December 31,	Year ended December 31,
	2025	2024
RSUs	—	988,317
RSAs(A)	30,924	80,858
Service-based LTIP Units	32,391	116,532
Performance-Based Restricted Stock Awards	148,028	103,584
Performance-Based LTIP Units	—	789,816
	211,343	2,079,107

(A)
Includes 3,170 shares that vested immediately upon grant for the year ended December 31, 2024.

Restricted Stock Units (RSUs)

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

Service-Based Restricted Stock Awards (RSAs)

As a component of compensation to the Company’s employees, the Company issued 30,924 restricted shares of common stock to employees in February 2025. The grant value was equal to the market value of the Company’s common stock at the date of grant.

These shares of common stock will vest in equal annual amounts over a four-year period. Dividends are paid on the restricted shares on a current basis

As a component of compensation to the Company’s non-employee directors, the Company issued 77,688 restricted shares of common stock to the non-employee directors in October 2024. The grant value was equal to the market value of the Company’s common stock at the date of grant. These shares of common stock will vest in equal annual amounts over a three-year period with the first vesting date being October 15, 2025, subject to their continued service on the Curbline Board. Dividends are paid on the restricted shares on a current basis.

Service-Based LTIP Units

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

On February 22, 2025, the Company’s Chief Executive Officer (“CEO”) was granted service-based LTIP Units pursuant to his employment agreement with a value of $0.8 million, which equated to 32,391 LTIP Units, which will vest ratably over a three-year period with the first vesting date being February 22, 2026, subject to his continued employment. The grant value was equal to the market value of the Company’s common stock at the date of grant.

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

Performance-Based Equity Awards

In October 2025, the Board of Directors approved grants of performance equity awards to three other executive officers. All three officers elected grants in the form of Performance-Based Restricted Stock Awards (“PRSAs”) aggregating 148,028 shares. These awards were granted based on the “maximum” number of shares or units that could be earned, and any shares or units not earned at the end of the performance period will be forfeited. These awards are subject to a three-year performance period beginning on October 15, 2025 through November 19, 2028. The number of shares or units that may be earned will vary from 0% to 100% of the maximum number based (1) 50% on relative total shareholder return measured over the applicable performance period and (2) 50% on Operating Funds from Operations (“Operating FFO”) growth. Dividends or distributions are paid in cash on a deferred and contingent basis.

In October 2024, the Board of Directors approved a grant of a performance equity award to the CEO. The CEO elected to receive the grant in the form of 776,868 Performance-Based LTIP Units (“PB LTIPs”). The PB LTIPs may be converted into Common Units at the later of (a) vesting or (b) when the book-up target of the Performance LTIPs becomes zero. Common Units may then be redeemed for cash or shares of Curbline common stock, at the option of the Company. The PB LTIPs were granted based on the “maximum” number of units that could be earned, and any units not earned at the end of the performance period will be forfeited. The PB LTIPs are subject to a five-year performance period beginning on October 15, 2024 through November 20, 2029. The number of PB LTIPs that may be earned will vary from 0% to 100% of the maximum number based (1) 50% on relative total shareholder return measured over the applicable performance period and (2) 50% on Operating FFO growth. In general, the PB LTIPs will be earned based on performance evaluated at the end of approximately three-year, four-year and five-year performance periods regarding 25%, 25% and 50%, respectively, of the award (with opportunities at the end of the four-year and five-year performance periods to earn amounts that had not been earned at the end of the prior performance periods, up to 100% of the maximum amount of such award). Distributions are paid in cash on a deferred and contingent basis.

Also, in October 2024, the Board of Directors approved grants of performance equity awards to three other executive officers. Two officers elected grants in the form of. PRSAs aggregating 103,584 shares and one officer elected a grant in the form of 12,948 PB

LTIPs. These awards were granted based on the “maximum” number of shares or units that could be earned, and any shares or units not earned at the end of the performance period will be forfeited. These awards are subject to a three-year performance period beginning on October 15, 2024 through November 19, 2027. The number of shares or units that may be earned will vary from 0% to 100% of the maximum number based (1) 50% on relative total shareholder return measured over the applicable performance period and (2) 50% on Operating FFO growth. Dividends or distributions are paid in cash on a deferred and contingent basis.

The assumptions used to determine the fair value of the 50% on relative total shareholder return portion of the performance-based equity awards under the Monte Carlo method is as follows:

Performance Units	NEO Grants Inputs	CEO PB LTIP Grant Inputs	NEO Grants Inputs
Grant date	October 15, 2025	October 15, 2024	October 15, 2024
Term	3 years	5 years	3 years
Expected stock price volatility	24.7%	42.8%	27.4%
Expected dividend yield	3%	3%	3%
Risk-free interest rate	3.5%	3.9%	3.9%
Fair value of performance unit grants (in millions)	$1.0	$6.0	$0.8

The fair value of the 50% on Operating FFO growth portion of the performance-based equity awards was determined based upon the grant date fair value and considers management’s expectations of achievement of the award on each balance sheet date.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards (in thousands):

	RSUs, RSAs & PRSAs Awards	Weighted-Average Grant Date Fair Value	LTIP Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	1,169,589	$22.52	906,348	$30.04
Granted	178,952	27.59	32,391	24.36
Vested	(299,083)	22.78	(29,133)	23.33
Forfeited	(824)	24.36	—	—
Unvested at December 31, 2025	1,048,634	$23.31	909,606	$30.05

As of December 31, 2025, total unrecognized compensation for the awards granted under the plans as summarized in the table above was $20.7 million, which is expected to be recognized over a weighted-average 2.8-year term.

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the awards discussed above and service-based LTIP Units for the years ended December 31, 2025 and 2024, consisted of the following (in thousands):

	Year ended December 31
Non-Cash Compensation Expense	2025	2024
Restricted stock units (“RSUs”)	$6,968	$2,520
Restricted stock awards (“RSAs”)	596	224
Service-based LTIP Units	1,501	295
Performance-Based Restricted Stock Awards (“PRSAs”)	693	113
Performance-Based LTIP Units (“PB LTIPs”)	3,190	673
Total non-cash compensation expense	$12,948	$3,825

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code. Also, for certain officers, the Company maintains the Elective Deferred

Compensation Plan, a non-qualified plan, which permits the deferral of cash base salaries, commissions and annual performance-based cash bonuses. All of these plans were fully funded at December 31, 2025.

10.
Equity and Non-Controlling Interests

At-The-Market Equity Offering Program

On October 1, 2025, the Company and the Operating Partnership entered into an ATM Equity Offering Sales Agreement (the “Equity Sales Agreement”) with various financial institutions acting as agents, forward sellers and forward purchasers. Pursuant to the Equity Sales Agreement, the Company may from time to time offer and sell, through agents and forward sellers, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price up to $250.0 million (the “ATM Program”). Concurrently with the Equity Sales Agreement, the Company entered into separate master forward confirmations (collectively the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, by means of ordinary brokers’ transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or otherwise agreed with the sales agents. The Equity Sales Agreement provides that the Company may also enter into forward sales agreements pursuant to any Master Confirmations and related supplemental confirmations with forward purchasers. In connection with any forward sale agreement, a forward purchaser will, at the Company’s request, borrow from third parties, through its forward seller, and sell a number of shares of the Company’s common stock to hedge such forward purchaser’s exposure under such forward sale agreement. The Company will not initially receive any proceeds from any sale of borrowed shares of the Company’s common stock through an agent, acting as forward seller.

During the year ended December 31, 2025, the Company offered and sold 3,250,764 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $23.22 per share before issuance costs, generating expected gross proceeds before issuance costs of $75.5 million, with no shares settled to date. The 2025 transactions may be settled at any time before the applicable settlement date at various dates through December 31, 2026. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock, and the Company’s capital needs. The Company has no obligation to sell any shares under the ATM Program. As of December 31, 2025, the Company had $174.5 million available under this ATM Program.

Share Repurchase Program

In September 2025, the Company’s board of directors authorized a share repurchase program for up to $250.0 million aggregate purchase price of the Company’s common stock. Under the program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18. The share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2025, there was $250.0 million remaining for stock repurchases under this program as no shares of common stock have been repurchased by the Company.

Dividends and Distributions

During the year ended December 31, 2025, the Company declared cash distributions on the Company’s common stock of $0.67 per share of common stock. This comprised of regular quarterly dividends of $0.16 per share of common stock and a special cash dividend of $0.03 per share of common stock.

During the year ended December 31, 2024, the Company declared a cash distribution on the Company’s common stock of $0.25 per share of common stock.

Non-Controlling Interests

Non-controlling interests in the Operating Partnership include limited partnership interests in the Operating Partnership in the form of Common Units and service-based LTIP Unit awards classified as equity. Net income allocated to the non-controlling interests related to the Common Units and service-based LTIP Units is based on the weighted average ownership during the period. The Company will adjust the carrying value of the non-controlling interests to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments will be recorded to additional paid-in capital as a rebalancing of non-controlling interests on the accompanying consolidated statements of equity. Holders of outstanding Common Units may, from and after one year from the issuance date, redeem the Common Units for cash, or, at the Company’s election, for shares of the Company’s common stock on a one-for-one basis. During the year ended December 31, 2025 and 2024, no Common Units were redeemed.

11.
Earnings Per Share

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

	For the Year Ended December 31,
	2025	2024	2023
Numerators – Basic and Diluted
Net income	$39,881	$10,273	$31,013
Income attributable to non-controlling interests	(52)	(11)	—
Earnings attributable to unvested shares	(550)	(267)	—
Net income attributable to common stockholders after allocation to participating securities	$39,279	$9,995	$31,013

Denominators – Number of Shares
Basic – Average shares outstanding	104,988	104,860	104,860
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	309	355	N/A
Assumed conversion of dilutive securities - Forward equity	3	—	N/A
Diluted – Average shares outstanding	105,300	105,215	104,860

Earnings Per Share:
Basic	$0.37	$0.10	$0.30
Diluted	$0.37	$0.09	$0.30

Basic average shares outstanding do not include RSUs totaling 0.7 million and RSAs totaling 0.3 million that were not vested at December 31, 2025 (Note 9). Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PB LTIPs and PRSAs issued to certain executives were considered dilutive and included in the computation of diluted EPS (Note 9) for the year ended December 31, 2025 and 2024.

The agreements to offer and sell shares on a forward basis for approximately 3.3 million common shares were considered in the computation of diluted EPS for the year ended December 31, 2025 (Note 10). These agreements were not outstanding in 2024 and 2023.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At December 31, 2025 and 2024, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $20.7 million and $32.9 million, respectively.

Shared Services Agreement

The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statement of operations which amounted to $3.0 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space, including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $1.5 million and $0.4 million is included in general and administrative expense on the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

Lease Agreements

In October 2024, the Company entered into a lease agreement with SITE Centers under the Separation and Distribution Agreement where SITE Centers will lease a portion of a property for one year beginning on April 1, 2025. SITE Centers will pay annual rents of $0.8 million as well as a proportionate share of real estate tax expense. The amount received under the lease for the year ended December 31, 2025 was $0.7 million.

Under the Shared Services Agreement, the Company has the option to lease a portion of the SITE Centers’ Beachwood headquarters. At the time of the separation, the Company recorded at $1.2 million below-market lease (as lessee) for which no amortization of this amount will occur until the option is exercised.

Land Sale

In December 2025, the Company sold a land parcel to SITE Centers for gross proceeds of $1.8 million and recorded a Gain on disposition of real estate of $1.3 million.

Summary

For the years ended December 31, 2025 and 2024, the Company expensed $3.3 million and $0.6 million of fees to SITE Centers, respectively, which are included in general and administrative expense on the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue. Amounts receivable from SITE Centers and amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of December 31, 2025 under the agreements described above aggregated $21.5 million and $0.9 million, respectively.

13.
Income Taxes

The Company has elected to be treated as a REIT for U.S. federal income tax purposes commencing with its initial taxable year ending on December 31, 2024. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and results of operations, various complex requirements under the Code relating to, among other things, the sources of the Company’s gross income, the composition and values of its assets, the Company’s distribution levels and the diversity of ownership of its stock. The Company believes that it has been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.

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

The Company recorded approximately $0.2 million in net state and local tax payments during the year ended December 31, 2025, and none during 2024. Federal and state income tax expense for each of the years presented is immaterial.

Reconciliation of GAAP net income attributable to Curbline to taxable income is as follows (in thousands):

	For the Year Ended December 31, 2025	For the Period October 1 — December 31, 2024
GAAP net income attributable to Curbline	$39,829	$11,461
Book/tax differences	35,139	8,923
Taxable income before adjustments	74,968	20,384
Less: Net operating loss carryforward	—	—
Less: Capital gains	—	—
Taxable income subject to the 90% dividend requirement	$74,968	$20,384

Cash dividends declared applicable to tax year ended December 31, 2025 and 2024 were in excess of taxable income. The Company satisfied its REIT distribution requirement by declaring a $0.67 and $0.25 distribution per share of common stock in 2025 and 2024, respectively. For the tax year ended of December 31, 2025, the special cash distribution of $0.03 per share was a split-year distribution with $0.013005 allocable to 2025 for federal income tax purposes and $ 0.016995 allocable to 2026 for federal income tax purposes. For the tax year ended December 31, 2024, the special cash distribution of $0.25 per share and was a split-year distribution with $0.194388 allocable to 2024 for federal income tax purposes and $0.055612 allocable to 2025 for federal income tax purposes. The taxability of such distributions is as follows:

	For the Year Ended December 31, 2025	For the Period October 1 — December 31, 2024
Distributions declared per share	$0.708617	$0.194388
Ordinary income	100%	100%
Return of capital	—%	—%
Capital gains	—%	—%

14.
Subsequent Events

From January 1, 2026 through February 10, 2026, the Company acquired four convenience shopping centers for the purchase price of $39.5 million.

The sale of $22.0 million of the 2025-C Notes and $150.0 million of the 2026-A Notes was completed on January 20, 2026.

In January 2026, offered and sold 1,932,000 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $23.18 per share before issuance costs, generating expected gross proceeds before issuance costs of $44.8 million, with no shares settled to date.

SCHEDULE II

Curbline Properties Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)	Balance at End of Year
Allowance for uncollectible accounts(A)
Year ended December 31, 2025	$585	$(13)	$(63)	$509
Year ended December 31, 2024	$260	$357	$(32)	$585
Year ended December 31, 2023	$146	$17	$97	$260

(A)
Includes allowances on straight-line rents.

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Alabaster, AL	$1,427	$2,953	$1,427	$2,953	$4,380	$138	$4,242	—	2024 (A)
Alabaster, AL	1,655	2,178	1,655	2,178	3,833	49	3,784	—	2025 (A)
Huntsville, AL	1,454	2,745	1,454	2,745	4,199	132	4,067	—	2024 (A)
Madison, AL	2,044	4,776	2,044	4,800	6,844	239	6,605	—	2024 (A)
Montgomery, AL	757	1,541	757	1,541	2,298	72	2,226	—	2024 (A)
Opelika, AL	998	2,207	998	2,207	3,205	102	3,103	—	2024 (A)
Saraland, AL	1,050	1,246	1,050	1,246	2,296	74	2,222	—	2024 (A)
Chandler, AZ	1,417	3,490	1,417	3,497	4,914	451	4,463	—	2022 (A)
Gilbert, AZ	2,514	4,839	4,548	5,933	10,481	404	10,077	—	2024 (A)
Laveen, AZ	5,729	4,168	5,729	4,168	9,897	120	9,777	—	2025 (A)
Mesa, AZ	1,189	1,496	1,189	1,496	2,685	36	2,649	—	2025 (A)
Mesa, AZ	1,486	3,202	1,486	3,202	4,688	387	4,301	—	2022 (A)
Peoria, AZ	11,048	16,918	11,055	17,024	28,079	1,225	26,854	—	2023 (A)
Phoenix, AZ	1,250	3,051	1,250	3,083	4,333	48	4,285	—	2025 (A)
Phoenix, AZ	5,631	4,177	5,631	6,597	12,228	4,000	8,228	—	1999 (A)
Phoenix, AZ	7,496	9,488	7,739	14,820	22,559	10,424	12,135	—	2003 (A)
Phoenix, AZ	1,349	593	1,349	599	1,948	72	1,876	—	2024 (A)
Scottsdale, AZ	6,424	7,684	6,431	7,707	14,138	1,120	13,018	—	2022 (A)
Scottsdale, AZ	1,756	4,404	1,756	4,416	6,172	541	5,631	—	2022 (A)
Surprise, AZ	14,564	14,882	14,533	16,592	31,125	549	30,576	—	2024 (A)
Tempe, AZ	2,451	4,640	2,451	4,673	7,124	611	6,513	—	2022 (A)
Tucson, AZ	3,530.00	6,878	3,530	6,878	10,408	20	10,388	—	2025 (A)
Carson, CA	5,608	2,720	5,608	2,720	8,328	49	8,279	—	2025 (A)
Chino Hills, CA	17,304	15,338	17,305	16,016	33,321	926	32,395	—	2024 (A)
Citrus Heights, CA	1,994	3,145	1,994	3,145	5,139	67	5,072	—	2025 (A)
Fontana, CA	3,661	8,993	3,661	9,587	13,248	3,502	9,746	—	2014 (A)
Lafayette, CA	21,431	36,076	21,430	37,163	58,593	4,773	53,820	—	2022 (A)
Lafayette, CA	6,808	32,751	6,809	34,445	41,254	4,533	36,721	—	2022 (A)
Oceanside, CA	4,458	7,202	4,459	7,119	11,578	482	11,096	—	2024 (A)
Rancho Santa Margarita, CA	8,790	13,793	8,790	13,853	22,643	791	21,852	—	2024 (A)
Roseville, CA	5,174	14,031	5,174	14,816	19,990	5,526	14,464	—	2014 (A)
Roseville, CA	6,544	21,423	6,544	23,208	29,752	8,899	20,853	—	2014 (A)
San Bruno, CA	4,093	4,219	4,093	4,219	8,312	82	8,230	—	2025 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Arvada, CO	2,978	6,000	2,979	6,000	8,979	265	8,714	—	2024 (A)
Aurora, CO	1,954	3,046	1,954	3,046	5,000	18	4,982	—	2025 (A)
Colorado Springs, CO	3,073	10,232	3,073	10,255	13,328	109	13,219	—	2025 (A)
Colorado Springs, CO	13,674	27,017	13,674	27,017	40,691	77	40,614	—	2025 (A)
Denver, CO	5,188	3,450	5,188	7,738	12,926	1,653	11,273	—	2003 (A)
Denver, CO	1,222	4,305	1,223	4,490	5,713	526	5,187	—	2022 (A)
Denver, CO	2,474	7,842	2,456	7,862	10,318	899	9,419	—	2023 (A)
Erie, CO	11,984	10,348	11,985	10,595	22,580	558	22,022	—	2024 (A)
Parker, CO	3,553	8,345	3,553	9,386	12,939	3,695	9,244	—	2003 (A)
Boca Raton, FL	23,120	58,982	23,121	63,867	86,988	8,384	78,604	—	2022 (A)
Brandon, FL	734	2,682	734	3,052	3,786	1,321	2,465	—	2013 (A)
Casselberry, FL	3,002	1,052	3,002	2,029	5,031	265	4,766	—	2022 (A)
Delray Beach, FL	12,664	26,006	12,664	27,447	40,111	4,275	35,836	—	2021 (A)
Estero, FL	3,504	13,286	3,550	13,659	17,209	1,162	16,047	—	2023 (A)
Jacksonville, FL	3,559	6,785	3,559	7,075	10,634	211	10,423	—	2025 (A)
Jacksonville, FL	3,468	10,427	3,468	10,481	13,949	328	13,621	—	2025 (A)
Jacksonville, FL	3,875	11,203	3,875	11,428	15,303	374	14,929	—	2025 (A)
Jacksonville, FL	6,671	12,386	6,671	12,790	19,461	446	19,015	—	2025 (A)
Jupiter, FL	8,764	20,051	8,764	22,490	31,254	4,075	27,179	—	2020 (A)
Miami, FL	11,217	19,555	11,217	40,200	51,417	23,472	27,945	—	2007 (C)
Naples, FL	1,557	2,316	1,557	2,859	4,416	1,164	3,252	—	2013 (A)
Orlando, FL	7,606	5,439	7,607	5,582	13,189	274	12,915	—	2024 (A)
Palm Harbor, FL	1,137	4,089	1,137	6,314	7,451	5,190	2,261	—	1995 (A)
Plantation, FL	3,842	2,198	3,842	2,818	6,660	1,630	5,030	—	2007 (A)
Royal Palm Beach, FL	5,116	11,202	5,116	11,202	16,318	34	16,284	—	2025 (A)
Seminole, FL	1,562	3,018	1,563	3,019	4,582	153	4,429	—	2024 (A)
St. Augustine, FL	3,949	7,159	3,949	7,172	11,121	73	11,048	—	2025 (A)
St. Augustine, FL	4,510	8,360	4,510	8,373	12,883	272	12,611	—	2025 (A)
St. Johns, FL	4,265	6,703	4,265	6,703	10,968	239	10,729	—	2025 (A)
St. Petersburg, FL	2,854	4,253	2,854	4,253	7,107	74	7,033	—	2025 (A)
Tamarac, FL	2,333	2,611	2,333	3,146	5,479	599	4,880	—	2021 (A)
Tampa, FL	10,000	10,907	10,000	12,305	22,305	2,536	19,769	—	2019 (A)
Vero Beach, FL	1,308	3,845	1,310	3,893	5,203	259	4,944	—	2024 (A)
Windemere, FL	9,014	30,049	9,014	30,077	39,091	554	38,537	—	2025 (A)
Winter Garden, FL	20,340	25,345	19,820	28,550	48,370	11,035	37,335	—	2013 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Acworth, GA	1,499	4,380	1,499	4,380	5,879	—	5,879	—	2025 (A)
Alpharetta, GA	1,489	7,489	1,378	7,434	8,812	705	8,107	—	2023 (A)
Alpharetta, GA	1,370	3,003	1,370	3,029	4,399	407	3,992	—	2022 (A)
Alpharetta, GA	1,349	2,129	1,349	2,151	3,500	30	3,470	—	2025 (A)
Atlanta, GA	15,302	13,892	15,302	13,965	29,267	742	28,525	—	2024 (A)
Atlanta, GA	12,358	17,103	12,365	17,744	30,109	2,954	27,155	—	2021 (A)
Atlanta, GA	2,719	5,379	2,719	5,684	8,403	726	7,677	—	2022 (A)
Braselton, GA	4,447	5,600	4,447	5,705	10,152	110	10,042	—	2025 (A)
Covington, GA	2,175	2,986	2,175	2,986	5,161	42	5,119	—	2025 (A)
Cumming, GA	6,676	18,114	6,676	18,124	24,800	266	24,534	—	2025 (A)
Cumming, GA	2,432	9,148	2,432	10,031	12,463	4,123	8,340	—	2013 (A)
Cumming, GA	4,421	4,693	4,421	6,679	11,100	4,732	6,368	—	2003 (A)
Dawsonville, GA	2,125	4,478	1,956	4,738	6,694	102	6,592	—	2025 (A)
Douglasville, GA	616	191	616	244	860	59	801	—	2018 (A)
Hiram, GA	1,362	2,652	1,362	2,756	4,118	33	4,085	—	2025 (A)
Kennesaw, GA	3,819	10,807	3,828	11,053	14,881	1,067	13,814	—	2023 (A)
Kennesaw, GA	1,837	3,286	1,837	3,286	5,123	10	5,113	—	2025 (A)
McDonough, GA	2,485	5,034	2,485	5,044	7,529	74	7,455	—	2025 (A)
McDonough, GA	1,609	3,640	1,609	3,691	5,300	56	5,244	—	2025 (A)
Roswell, GA	1,077	1,616	1,077	1,689	2,766	24	2,742	—	2025 (A)
Roswell, GA	6,251	9,940	6,267	10,563	16,830	864	15,966	—	2024 (A)
Savannah, GA	926	2,207	926	2,207	3,133	37	3,096	—	2025 (A)
Snellville, GA	4,077	2,217	4,080	2,865	6,945	419	6,526	—	2023 (A)
Snellville, GA	1,638	1,514	1,637	2,712	4,349	1,449	2,900	—	2007 (A)
Snellville, GA	1,810	5,778	1,810	6,096	7,906	231	7,675	—	2024 (A)
Suwanee, GA	2,908	2,988	2,908	3,002	5,910	52	5,858	—	2025 (A)
Woodstock, GA	3,181	3,992	3,181	4,206	7,387	61	7,326	—	2025 (A)
Chicago, IL	904	1,356	904	1,368	2,272	47	2,225	—	2025 (A)
Elmwood Park, IL	1,211	3,474	1,211	3,474	4,685	12	4,673	—	2025 (A)
Naperville, IL	2,560	5,510	2,560	5,510	8,070	69	8,001	—	2025 (A)
Oak Park, IL	2,190	4,957	2,190	4,957	7,147	50	7,097	—	2025 (A)
Orland Park, IL	1,557	1,686	1,557	1,686	3,243	38	3,205	—	2025 (A)
Wilmette, IL	740	1,789	742	1,807	2,549	128	2,421	—	2024 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Carmel, IN	4,479	4,574	4,492	4,591	9,083	214	8,869	—	2024 (A)
Indianapolis, IN	1,022	4,063	1,022	4,063	5,085	59	5,026	—	2025 (A)
Indianapolis, IN	2,144	4,455	2,144	4,545	6,689	69	6,620	—	2025 (A)
Indianapolis, IN	562	3,313	562	3,313	3,875	21	3,854	—	2025 (A)
Timonium, MD	4,380	9,921	4,367	10,283	14,650	1,073	13,577	—	2023 (A)
Framingham, MA	5,173	208	5,173	8,667	13,840	771	13,069	—	2013 (A)
Macomb, MI	766	3,202	766	3,212	3,978	10	3,968	—	2025 (A)
Coon Rapids, MN	1,369	5,881	1,363	5,881	7,244	248	6,996	—	2024 (A)
Independence, MO	1,443	2,817	1,442	3,141	4,583	149	4,434	—	2024 (A)
Las Vegas, NV	5,499	15,357	5,499	15,357	20,856	244	20,612	—	2025 (A)
Freehold, NJ	2,460	2,475	3,155	4,040	7,195	2,136	5,059	—	2005 (C)
Hamilton, NJ	5,382	3,542	5,382	7,762	13,144	3,826	9,318	—	2003 (A)
Voorhees, NJ	613	251	613	564	1,177	144	1,033	—	2020 (A)
Albuquerque, NM	7,679	5,934	7,679	5,940	13,619	124	13,495	—	2025 (A)
Huntington Station, NY	9,039	—	9,039	—	9,039	—	9,039	—	2025 (A)
Asheville, NC	2,658	2,048	2,658	2,048	4,706	70	4,636	—	2025 (A)
Chapel Hill, NC	11,738	13,101	11,289	13,946	25,235	883	24,352	—	2024 (A)
Charlotte, NC	1,792	—	1,506	8,139	9,645	1,878	7,767	—	2017 (A)
Charlotte, NC	1,911	6,892	1,904	6,953	8,857	571	8,286	—	2023 (A)
Charlotte, NC	1,201	1,772	1,201	4,585	5,786	1,596	4,190	—	2012 (A)
Charlotte, NC	1,864	3,129	1,864	3,244	5,108	58	5,050	—	2025 (A)
Cornelius, NC	4,382	15,184	4,190	29,472	33,662	15,518	18,144	—	2007 (A)
Cornelius, NC	2,507	3,243	2,507	3,400	5,907	69	5,838	—	2025 (A)
Indian Trail, NC	1,329	2,839	1,329	2,938	4,267	43	4,224	—	2025 (A)
Kernersville, NC	1,973	3,368	1,973	3,368	5,341	33	5,308	—	2025 (A)
Winston-Salem, NC	1,208	2,829	1,208	2,829	4,037	48	3,989	—	2025 (A)
Avon, OH	1,181	6,075	1,181	6,075	7,256	106	7,150	—	2025 (A)
Avon, OH	2,887	11,579	2,887	11,629	14,516	73	14,443	—	2025 (A)
Cincinnati, OH	2,254	8,081	2,254	8,313	10,567	24	10,543	—	2025 (A)
Columbus, OH	6,322	9,143	6,322	15,329	21,651	6,484	15,167	—	2011 (A)
Middleburg Heights, OH	1,813	6,335	1,813	6,394	8,207	98	8,109	—	2025 (A)
Oregon, OH	771	3,851	771	4,020	4,791	161	4,630	—	2025 (A)
Westlake, OH	1,288	15,866	1,288	16,413	17,701	917	16,784	—	2024 (A)
Worthington, OH	1,747	4,817	1,753	5,067	6,820	222	6,598	—	2024 (A)
Hillsboro, OR	751	290	751	498	1,249	245	1,004	—	2012 (A)
Philadelphia, PA	13,447	2,137	13,447	2,267	15,714	56	15,658	—	2025 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Beaufort, SC	2,391	3,481	2,391	3,487	5,878	78	5,800	—	2025 (A)
Irmo, SC	1,412	2,796	1,412	2,885	4,297	45	4,252	—	2025 (A)
Lexington, SC	2,124	4,478	2,125	4,478	6,603	85	6,518	—	2025 (A)
Lexington, SC	1,090	2,301	1,090	2,379	3,469	43	3,426	—	2025 (A)
Collierville, TN	5,518	11,904	5,519	12,081	17,600	582	17,018	—	2024 (A)
Hendersonville, TN	2,640	5,346	2,640	5,379	8,019	274	7,745	—	2024 (A)
Allen, TX	4,910	8,757	4,910	8,804	13,714	206	13,508	—	2025 (A)
Arlington, TX	2,829	6,841	2,829	6,841	9,670	101	9,569	—	2025 (A)
Austin, TX	5,000	8,838	5,501	8,533	14,034	791	13,243	—	2023 (A)
Conroe, TX	2,019	7,494	2,019	7,857	9,876	591	9,285	—	2024 (A)
Dallas, TX	21,687	17,047	21,687	17,237	38,924	288	38,636	—	2025 (A)
Houston, TX	15,189	6,531	15,210	6,552	21,762	707	21,055	—	2023 (A)
Houston, TX	2,141	6,689	2,141	6,973	9,114	608	8,506	—	2023 (A)
Houston, TX	2,743	18,506	2,743	18,461	21,204	2,268	18,936	—	2022 (A)
Houston, TX	24,351	5,220	24,355	5,405	29,760	368	29,392	—	2024 (A)
Magnolia, TX	1,594	2,889	1,594	2,889	4,483	44	4,439	—	2025 (A)
Magnolia, TX	10,944	13,483	13,394	15,732	29,126	602	28,524	—	2024 (A)
Pasadena, TX	8,302	18,148	8,302	18,148	26,450	105	26,345	—	2025 (A)
Pearland, TX	3,334	8,344	3,334	8,344	11,678	146	11,532	—	2025 (A)
Round Rock, TX	3,467	8,839	3,467	9,926	13,393	2,238	11,155	—	2019 (A)
San Antonio, TX	382	158	382	158	540	118	422	—	2002 (C)
San Antonio, TX	1,484	10,025	1,484	12,180	13,664	8,829	4,835	—	2002 (C)
Charlottesville, VA	3,935	6,280	3,935	6,284	10,219	100	10,119	—	2025 (A)
Charlottesville, VA	1,400	2,537	1,396	2,537	3,933	329	3,604	—	2021 (A)
Charlottesville, VA	2,181	6,571	2,181	7,079	9,260	1,119	8,141	—	2021 (A)
Fairfax, VA	4,532	5,221	4,543	5,659	10,202	810	9,392	—	2022 (A)
Fairfax, VA	4,377	10,868	4,377	11,407	15,784	1,410	14,374	—	2022 (A)
Fairfax, VA	1,830	6,206	1,830	6,242	8,072	788	7,284	—	2022 (A)
Fredericksburg, VA	1,803	1,600	1,803	1,600	3,403	31	3,372	—	2025 (A)
Midlothian, VA	634	3,499	634	3,499	4,133	281	3,852	—	2023 (A)
Richmond, VA	4,829	791	4,829	1,607	6,436	159	6,277	—	2020 (A)

SCHEDULE III

Curbline Properties Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation	Encumbrances	Acquisition (A)
Auburn, WA	1,814	5,649	1,814	5,689	7,503	84	7,419	—	2025 (A)
Bellingham, WA	1,782	2,903	1,782	2,904	4,686	85	4,601	—	2025 (A)
Lacey, WA	4,612	14,488	4,612	14,488	19,100	164	18,936	—	2025 (A)
Seattle, WA	1,333	1,007	1,333	1,007	2,340	30	2,310	—	2025 (A)
Seattle, WA	1,578	1,346	1,578	1,351	2,929	38	2,891	—	2025 (A)
Vancouver, WA	2,905	7,806	2,905	7,818	10,723	206	10,517	—	2025 (A)
West Allis, WI	1,194	2,933	1,194	2,957	4,151	75	4,076	—	2025 (A)
West Allis, WI	1,389	2,529	1,389	2,529	3,918	—	3,918	—	2025 (A)
Portfolio Balance(2)(3)	4,241	24,060	4,241	24,058	28,299	—	28,299	—
	$759,229	$1,303,750	$763,508	$1,434,415	$2,197,923	$209,429	$1,988,494	$—

(1)
The aggregate cost for federal income tax purposes was approximately $2.6 billion at December 31, 2025.
(2)
Includes $4.2 million of undeveloped land at December 31, 2025.
(3)
Includes $23.1 million of construction in progress at December 31, 2025.
(4)
Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows

Buildings	Useful lives, ranging from 10.6 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,427,567	$1,010,806	$834,568
Acquisitions	740,047	397,668	156,154
Improvements	32,130	20,081	20,919
Disposals(A)	(1,821)	(988)	(835)
Balance at end of year	$2,197,923	$1,427,567	$1,010,806

(A)
Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$165,350	$136,168	$113,561
Depreciation for year	46,302	31,242	23,868
Disposals	(2,223)	(2,060)	(1,261)
Balance at end of year	$209,429	$165,350	$136,168

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Curbline Properties Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of February, 2026.

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