Form 10-Q
period 2026-03-31
Curbline Properties Corp.
filed 2026-04-29
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 22, 2026 the registrant had 105,539,344 shares of common stock, $0.01 par value per share, outstanding.

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
•
property damage, expenses related thereto and other business and economic consequences (including the potential loss of rental revenues) resulting from, natural disasters, public health crises and weather-related factors in locations where we own properties, the ability to estimate accurately the amounts thereof and the sufficiency and timing of any insurance recovery payments related to such damages;
•
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

For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to the Company’s most recent Annual Report on Form 10-K under “Item 1A. Risk Factors” and our subsequent reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2026

Curbline Properties Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Land	$802,068	$759,267
Buildings	1,389,994	1,304,288
Fixtures and tenant improvements	111,983	107,013
	2,304,045	2,170,568
Less: Accumulated depreciation	(223,132)	(209,429)
	2,080,913	1,961,139
Construction in progress and land	34,914	27,355
Total real estate assets, net	2,115,827	1,988,494
Cash and cash equivalents	305,778	289,553
Accounts receivable, net	24,156	22,514
Amounts receivable from SITE Centers	15,930	21,457
Intangible assets, net	140,022	137,513
Other assets	19,386	10,259
	$2,621,099	$2,469,790
Liabilities and Equity
Indebtedness:
Senior notes, net	$347,153	$175,086
Term loans, net	248,350	248,153
Revolving credit facility	—	—
	595,503	423,239
Below-market leases, net	67,689	66,698
Dividends payable	18,922	20,872
Accounts payable and other liabilities	39,718	45,511
Total liabilities	721,832	556,320
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 105,538,374 and 105,368,120 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,055	1,054
Additional paid-in-capital	1,956,479	1,958,845
Accumulated distributions in excess of net income	(60,514)	(46,100)
Accumulated other comprehensive loss	(2,841)	(4,606)
Total stockholders’ equity	1,894,179	1,909,193
Non-controlling interests	5,088	4,277
Total equity	1,899,267	1,913,470
	$2,621,099	$2,469,790

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2026	2025
Revenues from operations:
Rental income	$57,671	$38,438
Other income	316	257
	57,987	38,695
Rental operation expenses:
Operating and maintenance	7,808	5,402
Real estate taxes	7,276	4,821
General and administrative	9,623	8,928
Depreciation and amortization	25,659	14,463
	50,366	33,614
Other income (expense):
Interest expense	(7,888)	(567)
Interest income	2,908	5,653
Other income (expense), net	996	458
Gain on disposition of real estate, net	—	42
Income before tax expense	3,637	10,667
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(69)	(105)
Net income	$3,568	$10,562
Income attributable to non-controlling interests	(5)	(12)
Net income attributable to Curbline	$3,563	$10,550

Per share data:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2026	2025
Net income	$3,568	$10,562
Change in cash flow hedges	1,754	(1,163)
Comprehensive income	$5,322	$9,399
Comprehensive income attributable to non-controlling interests	11	1
Net income attributable to non-controlling interests	(5)	(12)
Total comprehensive income attributable to Curbline	$5,328	$9,388

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2025	$1,054	$1,958,845	$(46,100)	$(4,606)	$1,909,193	$4,277	$1,913,470
Issuance of common stock related to stock plans	2	(2)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(3,541)	—	—	(3,542)	—	(3,542)
Stock-based compensation, net	—	1,821	—	—	1,821	1,150	2,971
Dividend and distributions, net declared	—	(45)	(17,977)	—	(18,022)	(165)	(18,187)
Rebalancing of non-controlling interests	—	168	—	—	168	(168)	—
Equity offering costs	—	(767)	—	—	(767)	—	(767)
Other comprehensive income	—	—	—	1,765	1,765	(11)	1,754
Net income	—	—	3,563	—	3,563	5	3,568
Balance, March 31, 2026	$1,055	$1,956,479	$(60,514)	$(2,841)	$1,894,179	$5,088	$1,899,267

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2024	$1,050	$1,954,548	$(15,021)	$1,207	$1,941,784	$773	$1,942,557
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(2,973)	—	—	(2,974)	—	(2,974)
Stock-based compensation, net	—	2,428	—	—	2,428	1,166	3,594
Dividend and distributions, net declared	—	(18)	(16,935)	—	(16,953)	(163)	(17,116)
Rebalancing of non-controlling interests	—	153	—	—	153	(153)	—
Other comprehensive loss	—	—	—	(1,162)	(1,162)	(1)	(1,163)
Net income	—	—	10,550	—	10,550	12	10,562
Balance, March 31, 2025	$1,052	$1,954,135	$(21,406)	$45	$1,933,826	$1,634	$1,935,460

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$3,568	$10,562
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	25,659	14,463
Amortization and write-off of debt issuance costs	573	253
Stock-based compensation	2,971	3,594
Assumption of buildings due to ground lease terminations	—	(704)
Gain on disposition of real estate	—	(42)
Net change in accounts receivable	(1,523)	(679)
Net change in accounts payable and accrued expenses	(7,646)	(2,179)
Net change in other operating assets and liabilities	(2,234)	103
Total adjustments	17,800	14,809
Net cash flow provided by operating activities	21,368	25,371
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(140,735)	(125,125)
Acquisition escrow deposits	(6,504)	(1,291)
Real estate improvements to operating real estate	(5,474)	(1,841)
Net cash flow used for investing activities	(152,713)	(128,257)
Cash flow from financing activities:
Proceeds from term loan	—	100,000
Proceeds from unsecured notes	172,000	—
Payment of debt issuance costs	(81)	—
Common stock offering expenses	(671)	—
Taxes withheld for vested restricted stock	(3,542)	(2,974)
Dividends paid	(20,136)	(26,511)
Net cash flow provided by financing activities	147,570	70,515

Net increase (decrease) in cash and cash equivalents	16,225	(32,371)
Cash, cash equivalents and restricted cash, beginning of period	289,553	626,409
Cash, cash equivalents and restricted cash, end of period	$305,778	$594,038

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of March 31, 2026, Curbline held an approximately 99.0% ownership interest in the Operating Partnership, with the remaining OP Units held by members of management. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local retail tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry. As of March 31, 2026, the Company owned 190 convenience shopping centers consisting of 5.0 million square feet of gross leasable area (“GLA”).

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2026	2025
Accounts payable related to construction in progress	$3.2	$1.1
Accounts receivable related to construction in progress	5.5	0.9
Accounts payable related to future acquisitions	1.4	0.5
Accounts payable related to offering expense	0.1	—
Assumption of buildings due to ground lease terminations	—	0.7
Dividends declared, but not paid	18.9	17.3

Non-Controlling Interests

Non-controlling interests in the Operating Partnership include limited partnership interests in the Operating Partnership in the form of Common Units and LTIP Unit awards classified as equity. Net income allocated to the non-controlling interests related to the Common Units and service-based LTIP Units is based on the weighted-average ownership during the period. The Company will adjust the carrying value of the non-controlling interests to reflect its share of the book value of the Operating Partnership when there has been a change in the Company’s ownership of the Operating Partnership. Such adjustments will be recorded to additional paid-in capital as a rebalancing of non-controlling interests on the accompanying consolidated statements of equity.

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

The Company’s CODM is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income as reported in the consolidated statements of operations. In addition, the CODM uses net operating income (“NOI”) as a supplemental measure to evaluate and assess the performance of the Company’s operating portfolio. The Company defines NOI as property revenues less property-related expenses and excludes depreciation and amortization expense, interest income and expense, and corporate level transactions. The CODM reviews significant expenses associated with the Company’s single operating segment which are presented in the consolidated statements of operations. The CODM uses net income and NOI to evaluate income generated from the Company’s shopping centers in deciding whether to reinvest or allocate profits to capital expenditures, acquisitions or dividends. Net income and NOI are also used to monitor budget versus actual results in assessing the performance of the Company’s properties. The measure of segment assets is reported in the consolidated balance sheets as total consolidated assets.

Equity

In February 2026, the Company completed a follow-on primary offering of 9,200,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,200,000 additional shares of common stock, at a public offering price of $25.50 per share for expected gross proceeds of $234.6 million before deducting underwriting discounts and expenses. No shares under these forward agreements have been physically settled as of March 31, 2026. The Company is required to settle these shares by August 2027.

During the first quarter of 2026, the Company offered and sold 2,038,800 shares of its common stock on a forward basis under the at-the-market equity program (“ATM Program”) at a weighted-average price of $23.36 per share before issuance costs and expenses, generating expected estimated gross proceeds before issuance costs of $47.6 million. The Company is required to settle these shares by March 31, 2027. As of March 31, 2026, the Company had unsettled outstanding forward shares of $123.1 million under the ATM Program and $126.9 million of remaining capacity under the ATM Program.

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

2.
Acquisitions

During the three months ended March 31, 2026, the Company acquired 14 convenience shopping centers for a gross purchase price of $142.4 million. The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
	2026	2026
Land	$42,788	N/A
Buildings	85,053	(A)
Tenant improvements	2,942	(A)
In-place leases (including lease origination costs and fair market value of leases)	13,785	7.5
Other assets assumed	87	N/A
	144,655
Less: Below-market leases	(3,085)	14.2
Less: Other liabilities assumed	(835)	N/A
Net assets acquired	$140,735

(A)
Depreciated in accordance with the Company’s policy.

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations for the three months ended March 31, 2026, was $1.5 million in total revenues from the date of acquisition through March 31, 2026, for the properties acquired in 2026.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	March 31, 2026
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$150,092	$(57,355)	$92,737
Above-market leases	11,179	(3,469)	7,710
Lease origination costs	33,792	(9,082)	24,710
Tenant relationships	651	(557)	94
Below-market leases (as lessee)	14,893	(122)	14,771
Total intangible assets, net	$210,607	$(70,585)	$140,022
Other assets:
Prepaid expenses			4,405
Other assets(A)			11,778
Deposits			674
Deferred charges, net			2,529
Total other assets			$19,386
	Liability	Accumulated Amortization	Net
Below-market leases, net	$81,428	$(13,739)	$67,689

(A)
Includes $9.5 million of acquisition escrow deposits.

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$141,231	$(49,660)	$91,571
Above-market leases	10,645	(3,067)	7,578
Lease origination costs	31,387	(7,911)	23,476
Tenant relationships	651	(551)	100
Below-market leases (as lessee)	14,893	(105)	14,788
Total intangible assets, net	$198,807	$(61,294)	$137,513
Other assets:
Prepaid expenses			1,143
Other assets(A)			4,864
Deposits			1,470
Deferred charges, net			2,782
Total other assets			$10,259
	Liability	Accumulated Amortization	Net
Below-market leases, net	$78,781	$(12,083)	$66,698

(A)
Includes $3.3 million of acquisition escrow deposits.

Amortization for the three months ended March 31, 2026 and 2025 related to the Company’s intangibles, excluding Below-market leases (as lessee), was as follows (in thousands):

Year	Income	Expense
Three months ended March 31, 2026	$1,677	$9,521
Three months ended March 31, 2025	930	4,410

4.
Leases

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income, for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income:
Fixed lease income(A)	$41,751	$27,516
Variable lease income(B)	14,661	10,211
Above-market and below-market leases amortization, net	1,677	930
Uncollectible revenue	(418)	(219)
Total rental income	$57,671	$38,438

(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, overage rent, lease termination fee income and ancillary income.

5.
Indebtedness, net

As of March 31, 2026, no amounts have been drawn on the Revolving Credit Facility. For definitions of the debt facilities included herein, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The outstanding indebtedness at March 31, 2026 is summarized as follows (in thousands):

	Carrying Value as of
	March 31, 2026	December 31, 2025	Interest Rate(A)	Maturity Date(A)
2025 Notes	$150,000	$150,000	5.58%—5.87%	Sep 2030 — Sep 2032
2026 Notes	200,000	28,000	4.90%—5.13%	Jan 2031 — Jan 2033
Net unamortized debt issuance costs	(2,847)	(2,914)
Total senior notes	$347,153	$175,086

2024 Term Loan	$100,000	$100,000	4.53%(B)	Oct 2027
2025 Term Loan	150,000	150,000	4.61%(B)	Jan 2029
Net unamortized debt issuance costs	(1,650)	(1,847)
Total term loans	$248,350	$248,153

Total indebtedness	$595,503	$423,239

(A)
As of March 31, 2026.
(B)
Reflects the utilization of a swap, which caps the variable-rate (SOFR) interest rate.

The 2025 Notes and 2026 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio. The Company was in compliance with these financial covenants at March 31, 2026.

The 2024 Term Loan, 2025 Term Loan and the Revolving Credit Facility contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Term Loan, 2025 Term Loan and the Revolving Credit Facility also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at March 31, 2026.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable and Other Liabilities

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At March 31, 2026 and December 31, 2025, the carrying amount of indebtedness was $595.5 million and $423.2 million, respectively, and the fair value was $599.1 million and $432.0 million, respectively.

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments (in thousands):

					Fair Value as of
Instrument	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount(A)	March 31, 2026(B)	December 31, 2025(B)
Interest Rate Swap	2024 Term Loan	Apr 2025	Oct 2028	$100,000	$(113)	$(796)
Interest Rate Swap	2024 Term Loan	Oct 2028	Oct 2029	$100,000	$(216)	$(212)
Interest Rate Swap	2025 Term Loan	Jul 2025	Jan 2031	$150,000	$(738)	$(1,761)
(A)
These interest rate swap agreements utilize a one-month SOFR.
(B)
The Swaps (included in accounts payable and other liabilities) are measured at fair value on a recurring basis, which are classified as Level 2 measurement on the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“OCI”) and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. The Company expects to reflect, within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $0.3 million. All components of the Swaps were included in the assessment of hedge effectiveness.

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

The table below details the location in the financial statements of the income recognized on interest rate swaps and treasury locks designated as cash flow hedges (in thousands):

Three Months Ended
March 31, 2026
Amount of income recognized in Accumulated OCI on interest rate swaps, net	$1,737

Amounts reclassified from Accumulated OCI to interest expense	$28

Credit Risk-Related Contingent Features

The Company has agreements with Swap counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on the Swap, resulting in an acceleration of payment under the Swap.

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

Commitments and Guarantees

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.6 million related to the maintenance of its properties and general and administrative expenses.

8.
Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2025(A)	$(4,606)
Other comprehensive income before reclassifications	1,737
Amounts reclassified from Accumulated OCI to interest expense(B)	28
Net current-period other comprehensive income	1,765
Balance, March 31, 2026(A)	$(2,841)

(A)
Includes derivative financial instruments entered into by the Company in connection with its 2024 Term Loan, 2025 Term Loan, 2025 Notes and 2026 Notes (Note 5).
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

On February 22, 2026, the Company granted a total of 39,472 shares of service-based restricted stock to its executive officers and other employees with an aggregate value of $1.1 million, which will vest ratably over a four-year period with the first vesting date being February 22, 2027, subject to the continued employment of the applicable executive officer or employee. The awards to the executive officers were made pursuant to their respective employment agreements.

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

On February 22, 2025, the CEO was granted service-based LTIP Units pursuant to his employment agreement with a value of $0.8 million, which equated to 32,391 LTIP Units, which will vest ratably over a three-year period with the first vesting date being February 22, 2026, subject to his continued employment. On February 22, 2026, the CEO and an executive officer were granted service-based LTIP Units pursuant to their employment agreements with a value of $3.3 million and $0.2 million, respectively, which equated to 122,373 LTIP Units and 5,740 LTIP Units, respectively, which will vest ratably over a three-year period and four-year period, respectively, with the first vesting date being February 22, 2027, subject to their continued employment. The grant values were equal to the market value of the Company’s common stock at the dates of the grants.

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the outstanding stock-based awards and LTIP Units for the three month periods ended March 31, 2026 and 2025, consisted of the following (in thousands):

	For the Three Months Ended
Non-Cash Compensation Expense	March 31, 2026	March 31, 2025
Restricted stock units (“RSUs”) and Restricted stock awards ("RSAs")	$1,504	$2,296
Service-based LTIP Units	363	379
Performance-Based Restricted Stock Awards (“PRSAs”)	317	132
Performance-Based LTIP Units (“PB LTIPs”)	787	787
Total non-cash compensation expense	$2,971	$3,594

10.
Earnings Per Share

The Company declared a quarterly cash dividend of $0.17 per share of common stock and $0.16 per share of common stock for the first quarter of 2026 and 2025, respectively.

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

	For the Three Months Ended March 31,
	2026	2025
Numerators – Basic and Diluted
Net income	$3,568	$10,562
Income attributable to non-controlling interests	(5)	(12)
Earnings attributable to unvested shares	(97)	(134)
Net income attributable to common stockholders after allocation to participating securities	$3,466	$10,416

Denominators – Number of Shares
Basic – Average shares outstanding	105,085	104,912
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	454	225
Assumed conversion of dilutive securities - Forward equity	845	—
Diluted – Average shares outstanding	106,384	105,137

Earnings Per Share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

Basic average shares outstanding do not include RSUs totaling 0.5 million and RSAs totaling 0.1 million that were not vested at March 31, 2026. Basic average shares outstanding do not include RSUs totaling 0.8 million and RSAs totaling 0.1 million that were not vested at March 31, 2025. Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PRSAs and PB LTIPs issued to certain executives were considered dilutive and are included in the computation of diluted EPS for the three month periods ended March 31, 2026 and 2025.

The agreements to offer and sell shares on a forward basis for approximately 14.5 million common shares were considered in the computation of diluted EPS for the three month period ended March 31, 2026. These agreements were not outstanding at March 31, 2025.

11.
Agreements and Transactions with SITE Centers

On October 1, 2024, Curbline, the Operating Partnership and SITE Centers Corp. (“SITE Centers”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers transferred its portfolio of convenience shopping centers, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of SITE Centers as of September 23, 2024 (the “Spin-Off”).

To govern certain ongoing relationships between the Company, the Operating Partnership and SITE Centers after the Spin-Off, and to provide for the allocation among the Company, the Operating Partnership and SITE Centers of SITE Centers’ assets, liabilities and obligations attributable to periods both prior to and following the separation of the Company and the Operating Partnership from SITE Centers, the Company, the Operating Partnership and SITE Centers entered into agreements pursuant to which certain services and rights are provided following the Spin-Off, and the Company, the Operating Partnership and SITE Centers will indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, as well as the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements governing ongoing relationships were negotiated between related parties and their terms, including fees and other amounts payable, may not be on the same terms as if they had been negotiated at arm’s length with an unaffiliated third party.

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At March 31, 2026 and December 31, 2025, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $15.2 million and $20.7 million, respectively.

Shared Services Agreement

For the three months ended March 31, 2026 and 2025, the Company expensed $1.1 million and $0.7 million, respectively, of fees to SITE Centers, which are included in general and administrative expense on the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement). The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statements of operations which amounted to $1.8 million and $0.6 million for the three months ended March 31, 2026 and 2025. Amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of March 31, 2026 and December 31, 2025 aggregated $0.4 million and $0.9 million, respectively.

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space, including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $0.4 million is included in general and administrative expense on the consolidated statements of operations for both of the three month periods ended March 31, 2026 and 2025.

Lease Agreements

In October 2024, the Company entered into a lease agreement with SITE Centers under the Separation and Distribution Agreement where SITE Centers leased a portion of a property for one year beginning on April 1, 2025. SITE Centers paid annual rents of $0.8 million as well as a proportionate share of real estate tax expense. The amount received under the lease for the three months ended March 31, 2026 was $0.2 million.

Under the Shared Services Agreement, the Company has the option to lease a portion of the SITE Centers’ Beachwood headquarters. At the time of the separation, the Company recorded a $1.2 million below-market lease (as lessee) for which no amortization of this amount will occur until the option is exercised.

12.
Subsequent Events

Through April 29, 2026, the Company acquired eight convenience shopping centers for an aggregate purchase price of $93.8 million.

In April 2026, the Company offered and sold 514,600 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $26.06 per share before issuance costs and expenses, generating expected gross proceeds before issuance costs of $13.4 million, with no shares settled to date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Curbline Properties Corp. and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report as well as its Annual Report on Form 10-K for the year ended December 31, 2025 and other publicly available information. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectations for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements” above.

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own, lease, acquire, and manage convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of the real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of March 31, 2026, Curbline held an approximately 99.0% ownership interest in the Operating Partnership with the remaining OP Units held by members of management.

As of March 31, 2026, the Company’s portfolio consisted of 190 convenience shopping centers aggregating 5.0 million square feet of owned gross leasable area (“GLA”). At March 31, 2026, the aggregate leased rate and occupancy rate of the Company’s operating shopping center portfolio was 96.3% and 94.1%, respectively.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, in suburban, high household income communities, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of March 31, 2026. Convenience shopping centers generally consist of a homogeneous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of March 31, 2026, the average GLA of a property in the Curbline portfolio was approximately 27,000 square feet with 95% of base rent generated by units less than 10,000 square feet.

Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of March 31, 2026, the Company had $305.8 million of cash on hand plus significant access to debt capital and unsettled common equity in order to grow its asset base through acquisitions. With over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market primarily among private investors, the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $122,000 as compared to the national median household income of $83,730.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of service and restaurant businesses, including quick-service restaurants, healthcare and wellness operators, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 54% of the average annualized base rent (“ABR”) under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot, and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

Transaction and Capital Markets Highlights

Transactional and investment highlights for the Company from January 1, 2026 through April 24, 2026, include the following:

•
Acquired 22 properties for an aggregate purchase price of $236.2 million;
•
Funded the remaining $172.0 million balance of the 2026 Notes in January 2026;
•
Sold an additional 2,553,400 shares of common stock on a forward basis under its at-the-market equity offering program at a weighted average price of $23.91 per share before issuance costs, generating expected gross proceeds before issuance costs of $61.0 million with no shares settled to date;
•
In February 2026, sold 9.2 million shares of common stock on a forward basis at a public offering price of $25.50 per share before underwriting discounts and expenses, generating expected gross proceeds before issuance costs of $234.6 million with no shares settled to date; and
•
In February 2026, declared a quarterly cash dividend of $0.17 per share of common stock paid in April.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2026 through March 31, 2026 include the following:

•
Signed new leases and renewals for approximately 145 thousand square feet of GLA, which included approximately 17 thousand square feet of new leasing volume;
•
For comparable leases executed, achieved cash new leasing spreads of 33.5% and cash renewal leasing spreads of 5.9%;
•
Aggregate leased rate was 96.3% at March 31, 2026, as compared to 96.7% at December 31, 2025 and 96.0% at March 31, 2025; and
•
Aggregate occupancy rate was 94.1% at March 31, 2026, as compared to 94.1% at December 31, 2025 and 93.5% at March 31, 2025. The year-over-year increase in occupancy was primarily attributable to property acquisitions.

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

Summary Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	Three Months
	Ended March 31,
	2026	2025
Net income attributable to Curbline	$3,563	$10,550
FFO attributable to Curbline	$29,180	$24,954
Operating FFO attributable to Curbline	$29,945	$25,127
Earnings per share - Diluted	$0.03	$0.10

For the three months ended March 31, 2026, the decrease in net income, as compared to the prior-year period, was primarily attributable to an increase in interest expense and depreciation expense and a decrease in interest income, partially offset by an increase in net operating income primarily from asset acquisitions. The increase in FFO and OFFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to an increase in net operating income primarily from asset acquisitions, partially offset by a decrease in interest income and an increase in interest expense.

RESULTS OF OPERATIONS

For the comparison of 2026 performance to 2025, presented below, convenience properties owned as of January 1, 2025, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Rental income(A)	$57,671	$38,438	$19,233
Other income	316	257	59
Total revenues	$57,987	$38,695	$19,292

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended March 31,
Rental Income	2026	2025	$ Change
Base and percentage rental income(1)	$43,063	$28,117	$14,946
Recoveries from tenants(2)	14,779	9,450	5,329
Uncollectible revenue	(418)	(219)	(199)
Lease termination fees, ancillary and other rental income(3)	247	1,090	(843)
Total rental income	$57,671	$38,438	$19,233

(1)
The changes in base and percentage rental income for the three months ended March 31, 2026, were due to the following (in millions):

2026 vs. 2025 Increase
Acquisition of convenience shopping centers	$13.5
Comparable Portfolio Properties	0.9
Straight-line rents	0.5
Total	$14.9

At March 31, 2026 and 2025, the Company owned 190 and 107 wholly owned properties, respectively, with an aggregate occupancy rate of 94.1% and 93.5%, respectively.

(2)
The increase in recoveries from tenants is primarily due to the impact of acquisitions. Recoveries from tenants were approximately 98.0% and 92.4% of operating expenses and real estate taxes for the three months ended March 31, 2026 and 2025, respectively.
(3)
During the three months ended March 31, 2025, the amount reported includes $0.9 million from lease terminations and the assumption of buildings due to ground lease terminations. There was no lease termination income for the three months ended March 31, 2026.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Operating and maintenance(A)	$7,808	$5,402	$2,406
Real estate taxes(A)	7,276	4,821	2,455
General and administrative	9,623	8,928	695
Depreciation and amortization(A)	25,659	14,463	11,196
	$50,366	$33,614	$16,752

(A)
The changes for the three months ended March 31, 2026, as compared to the prior year period, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$2.8	$2.4	$11.9
Comparable Portfolio Properties	(0.4)	0.1	(0.7)
	$2.4	$2.5	$11.2

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Interest expense(A)	$(7,888)	$(567)	$(7,321)
Interest income(B)	2,908	5,653	(2,745)
Other income (expense), net	996	458	538
Gain on disposition of real estate, net	—	42	(42)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(69)	(105)	36
(A)
At March 31, 2026, the Company’s consolidated indebtedness consisted of the 2024 Term Loan, the 2025 Term Loan, the 2025 Notes and the 2026 Notes with an aggregate outstanding balance of $600.0 million and a weighted-average interest rate (based on contractual rates including the impact of the interest rates swaps and excluding amortization of debt issuance costs) of 5.0%. At March 31, 2026, the weighted-average maturity (without extensions) was 4.3 years. For the three months ended March 31, 2025, the expense consisted of fees paid and amortization of loan costs related to the Company’s revolving and term loan credit facility.
(B)
Consists of interest income incurred on cash balances.

Non-Controlling Interests and Net Income (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Income attributable to non-controlling interest	$(5)	$(12)	$7
Net income attributable to Curbline(A)	3,563	10,550	(6,987)

(A)
For the three months ended March 31, 2026, the decrease in net income, as compared to the prior-year period, was primarily attributable to an increase in interest expense and depreciation expense and a decrease in interest income, partially offset by the net operating impact from asset acquisitions.

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

	Three Months
	Ended March 31,
	2026	2025
Net income attributable to Curbline	$3,563	$10,550
Depreciation and amortization of real estate investment, net of non-controlling interests	25,617	14,446
Gain on disposition of real estate, net of non-controlling interests	—	(42)
FFO attributable to Curbline	29,180	24,954
Transaction costs, net of non-controlling interests	765	173
Operating FFO attributable to Curbline	$29,945	$25,127

The increase in FFO and OFFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to the net operating impact of property acquisitions, partially offset by a decrease in interest income and an increase in interest expense.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	Three Months
	Ended March 31,
	2026	2025
Net income attributable to Curbline	$3,563	$10,550
Interest expense	7,888	567
Interest income	(2,908)	(5,653)
Depreciation and amortization	25,659	14,463
General and administrative	9,623	8,928
Other income (expense), net	(996)	(458)
Gain on disposition of real estate, net	—	(42)
Tax expense	69	105
Non-controlling interests	5	12
Total Curbline NOI	42,903	28,472
Less: Non-Same Property NOI	(15,901)	(2,705)
Total Same-Property NOI	$27,002	$25,767

Total Curbline NOI % Change	50.7%
Same-Property NOI % Change	4.8%

The same-property increase for the three months ended March 31, 2026, as compared to the prior-year period, was primarily attributable to minimum rent increases resulting from an increase in occupancy, rent steps or option rent increases and increases in recoveries from tenants.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At March 31, 2026, the Company’s primary sources of capital were $305.8 million of unrestricted cash, a $400.0 million unsecured, undrawn line of credit and $357.7 million of expected gross proceeds for unsettled forward equity sales along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $600.0 million and $428.0 million as of March 31, 2026 and December 31, 2025, respectively.

Equity

In February 2026, the Company completed a follow-on primary offering of 9,200,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,200,000 additional shares of common stock, at a public offering price of $25.50 per share for expected gross proceeds of $234.6 million before deducting underwriting discounts and expenses. No shares under these forward agreements have been physically settled as of March 31, 2026. The Company is required to settle these shares by August 2027.

During the first quarter of 2026, the Company offered and sold 2,038,800 shares of its common stock on a forward basis under the at-the-market equity program (“ATM Program”) at a weighted-average price of $23.36 per share before issuance costs, generating expected estimated gross proceeds before issuance costs of $47.6 million. The Company is required to settle these shares by March 31, 2027. As of March 31, 2026, the Company had unsettled outstanding forward shares of $123.1 million under the ATM program and $126.9 million of remaining capacity under the ATM Program.

Indebtedness

Credit Facilities and Term Loans

In October 2024, the Operating Partnership, as borrower, the Company, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $400.0 million (the “Revolving Credit Facility”) and a delayed draw term loan in the amount of $100.0 million (the “2024 Term Loan” and together with the Revolving Credit Facility, the “2024 Credit Facilities”).

The aggregate amount available under the 2024 Credit Facilities may be increased up to $750.0 million so long as existing or new lenders agree to provide incremental commitments and subject to the satisfaction of certain customary conditions.

The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB. No amounts were drawn under the Revolving Credit Facility as of March 31, 2026.

The Company drew $100.0 million on the 2024 Term Loan in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the 2024 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the 2024 Term Loan varies. As of March 31, 2026, $100.0 million is outstanding under the 2024 Term Loan.

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

In July 2025, the Operating Partnership, as borrower, and the Company entered into a term loan agreement with a syndicate of lenders and PNC, National Association, as administrative agent, which provides for an unsecured, term loan in the amount of $150.0 million (the “2025 Term Loan”). In connection with entering into the term loan agreement, the Operating Partnership borrowed the full $150.0 million under the 2025 Term Loan. The 2025 Term Loan will mature in January 2029, subject to two one-year options to extend its maturity to January 2031 at the Operating Partnership’s option and subject to the satisfaction of certain customary conditions.

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

Amounts owing under the 2024 Term Loan and the 2025 Term Loan may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR-based rate election is in effect. The 2024 Term Loan and the 2025 Term Loan contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Term Loan and the 2025 Term Loan also contains customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.

Senior Unsecured Notes

On June 26, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement in connection with a private placement of $150.0 million of the Operating Partnership’s unsecured senior notes (the “2025 Notes”), consisting of (i) $100.0 million aggregate principal amount of 5.58% unsecured senior notes due September 3, 2030 (the “2025-A Notes”) and (ii) $50.0 million aggregate principal amount of 5.87% unsecured notes due September 3, 2032 (the “2025-B Notes”), to a group of institutional investors. The sale and purchase of the Notes was completed on September 3, 2025.

In connection with the 2025 Notes, the Company executed a treasury lock hedge transaction in June 2025 which included proceeds of $0.2 million, which were recognized as a gain within Accumulated OCI on the consolidated balance sheets. This amount is amortized on a straight-line basis as a decrease to interest expense over the term of the 2025-B Notes.

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

The sale and purchase of $28.0 million of the 2026 Notes was completed on December 31, 2025 and sale and purchase of the balance of the $172.0 million of the 2026 Notes was completed on January 20, 2026. The Operating Partnership intends to use the net proceeds from the issuance of the 2026 Notes for general corporate purposes, including funding future acquisitions.

In connection with the offering of the 2026 Notes, the Company executed two treasury lock hedge transactions in September 2025 to hedge the treasury yield component of the overall rate ultimately assigned to the two tranches of 2026 Notes which included a payment of $2.0 million, which is recognized as a loss within Accumulated OCI on the consolidated balance sheets as of December 31, 2025. This amount is amortized on a straight-line basis as an increase to interest expense over the terms of the 2025-C and the 2026-A notes.

The 2025 Notes and the 2026 Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semi-annually in arrears, until such principal becomes due and payable. The entire unpaid principal balance of each 2025 Note and each 2026 Note shall be due and payable on the maturity date thereof. The 2025 Notes and the 2026 Notes are senior unsecured obligations of the Operating Partnership and rank equal in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The 2025 Notes and the 2026 Notes are unconditionally guaranteed by the Company.

The Operating Partnership is permitted to prepay the outstanding 2025 Notes and 2026 Notes in whole or in part, in an amount not less than 5% of the aggregate principal amount of the 2025 Notes or the 2026 Notes, as applicable, then outstanding, at any time at (i) 100% of the principal amount so prepaid, plus (ii) the make-whole amount, which is equal to the excess, if any, of the discounted value of the remaining scheduled principal and interest payments with respect to the 2025 Notes or 2026 Notes being prepaid over the principal amount of such 2025 Notes or 2026 Notes. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. If a change in control occurs for the Company, the Operating Partnership must offer to prepay the outstanding 2025 Notes and 2026 Notes. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest but without any make-whole amount.

The 2025 Notes and the 2026 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio.

As of March 31, 2026, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

As part of its growth strategy, the Company may incur additional debt to finance future acquisitions, including debt that refinances or replaces borrowings under the Revolving Credit Facility and the Company’s unsecured debt. While the Company believes it has several viable sources to obtain capital and fund its business, the sources of funds could be affected by various risks and uncertainties.

Dividend Distributions

The Company declared a quarterly cash dividend of $0.17 per share in the first quarter of 2026. The dividends are summarized as follows (in millions):

Quarter Declared	Amount Declared	Date Paid	Amount Paid
First quarter 2026	$18.2	April 8, 2026	$18.0

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

Cash Flow Activity

The Company expects that its core business of leasing space to well-capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of consolidated statements of cash flow (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash flow provided by operating activities	$21,368	$25,371
Cash flow used for investing activities	(152,713)	(128,257)
Cash flow provided by financing activities	147,570	70,515

Changes in cash flows for the three months ended March 31, 2026, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities decreased $4.0 million primarily due to an increase in interest expense and general and administrative expenses and a decrease in interest income, partially offset by the net impact of property acquisitions.

Investing Activities: Cash used for investing activities increased $24.5 million primarily due to the increase in real estate assets acquired of $15.6 million, an increase in escrow deposits for future acquisitions of $5.2 million and an increase in real estate improvements of $3.6 million.

Financing Activities: Cash provided by financing activities increased $77.1 million primarily due to funding of $172.0 million of the 2026 Notes and a decrease in dividends paid of $6.4 million, partially offset by an increase in offering costs of $0.7 million and by a decrease in proceeds from the 2024 Term Loan of $100.0 million.

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

Acquisitions

Through April 24, 2026, the Company acquired 22 convenience shopping centers for an aggregate purchase price of $236.2 million.

Indebtedness

As of March 31, 2026, $100.0 million had been drawn on the 2024 Term Loan, $150.0 million had been drawn on the 2025 Term Loan, $150.0 million had been drawn on the 2025 Notes and $200.0 million had been drawn on the 2026 Notes.

CAPITALIZATION

At March 31, 2026, the Company’s capitalization consisted of $600.0 million of debt and $2.7 billion of market equity (calculated as shares of common stock outstanding multiplied by $25.79, the closing price of the Company’s common stock on the New York Stock Exchange on March 31, 2026).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with the redevelopment of convenience shopping centers, the Company has entered into commitments with general contractors aggregating approximately $0.8 million for its consolidated properties at March 31, 2026. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.6 million related to the maintenance of its properties.

In addition, the Company has debt maturity and interest payment obligations as described in Note 5.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant or available space and executed new leases and renewals aggregating approximately 145 thousand square feet of GLA for the three months ended March 31, 2026. The Company believes the elevated portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s ABR (Starbucks at 2.5% as of March 31, 2026). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and, the Company believes, remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents dependent on tenant sales performance or on ancillary income.

The Company believes that the convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At March 31, 2026, the convenience property portfolio leased and occupancy rates were 96.3% and 94.1%, respectively, and the portfolio ABR per occupied square foot was $34.91, as compared to leased and occupancy rates of 96.7% and 94.1%, respectively, and ABR per occupied square foot of $34.52 at December 31, 2025. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher ABRs per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the three months ended March 31, 2026 and 2025 was $1.21 and $3.43 per rentable square foot, respectively.

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

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had $600.0 million of indebtedness as of March 31, 2026, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand and unsettled common equity along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three months ended March 31, 2026.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2026, the Company’s debt, adjusted to reflect the swaps of the variable-rate (SOFR) components of the interest rates applicable to the 2024 Term Loan and 2025 Term Loan to fixed rates, is summarized as follows:

	March 31, 2026				December 31, 2025
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$595.5	4.3	5.0%	100.0%	$423.2	3.7	5.0%	100.0%
Variable-Rate Debt	—	—	—	—	—	—	—	—

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of interest rate swap agreements with major financial institutions. At March 31, 2026, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated 2024 Term Loan and the $150.0 million consolidated 2025 Term Loan were swapped to a fixed rate through October 1, 2029 and January 1, 2031, respectively. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $250.0 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at March 31, 2026, is summarized as follows (in millions):

	March 31, 2026					December 31, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$595.5	$600.2	(A)	$574.1	(B)	$423.2	$434.8	(A)	$416.7	(B)

(A)
Includes the fair value of the swap, which was a liability of $1.1 million and $2.7 million at March 31, 2026 and December 31, 2025, respectively.
(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $8.3 million and $7.2 million at March 31, 2026 and December 31, 2025, respectively.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of March 31, 2026, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 25, 2025, the Board of Directors of the Company authorized a common stock repurchase program, which was announced on October 2, 2025. Under the terms of the program, the Company is authorized to repurchase up to an aggregate purchase price of $250.0 million in shares of its common stock. During the first quarter of 2026, the Company did not repurchase any shares of its common stock, and as of March 31, 2026, the dollar value of shares that may yet be purchased under the program is $250.0 million. The repurchase program has no expiration date.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Officer; Principal Accounting Officer)
Date: April 29, 2026