Form 10-Q
period 2026-06-30
Curbline Properties Corp.
filed 2026-07-29
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 22, 2026, the registrant had 115,038,025 shares of common stock, $0.01 par value per share, outstanding.

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
•
changes in local conditions such as an increase or decrease in the supply of, or demand for, retail real estate space in our markets;
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
•
our ability to identify, acquire, construct or develop additional properties that produce the cash flows that we expect, which may be limited by competitive pressures, and our ability to manage our growth effectively and capture the efficiencies of scale that we expect from expansion;
•
potential environmental liabilities;
•
our ability to secure debt and equity financing on commercially acceptable terms or at all;
•
the illiquidity of real estate investments which could limit our ability to make changes to our portfolio to respond to economic or other conditions;
•
property damage, expenses related thereto and other business and economic consequences (including the potential loss of rental revenues) resulting from natural disasters, public health crises and weather-related factors in locations where we own properties, the ability to estimate accurately the amounts thereof and the sufficiency and timing of any insurance recovery payments related to such damages;
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

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2026

Curbline Properties Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Land	$919,733	$759,267
Buildings	1,618,627	1,304,288
Fixtures and tenant improvements	123,166	107,013
	2,661,526	2,170,568
Less: Accumulated depreciation	(238,583)	(209,429)
	2,422,943	1,961,139
Construction in progress and land	40,171	27,355
Total real estate assets, net	2,463,114	1,988,494
Cash and cash equivalents	154,721	289,553
Accounts receivable, net	26,832	22,514
Amounts receivable from SITE Centers	9,273	21,457
Intangible assets, net	169,200	137,513
Other assets	18,074	10,259
Total assets	$2,841,214	$2,469,790
Liabilities and Equity
Indebtedness:
Senior notes, net	$347,277	$175,086
Term loans, net	248,546	248,153
Revolving credit facility	—	—
	595,823	423,239
Below-market leases, net	78,946	66,698
Dividends payable	19,630	20,872
Accounts payable and other liabilities	54,449	45,511
Total liabilities	748,848	556,320
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 114,037,648 and 105,368,120 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,140	1,054
Additional paid-in-capital	2,157,037	1,958,845
Accumulated distributions in excess of net income	(72,132)	(46,100)
Accumulated other comprehensive income (loss)	135	(4,606)
Total stockholders’ equity	2,086,180	1,909,193
Non-controlling interests	6,186	4,277
Total equity	2,092,366	1,913,470
	$2,841,214	$2,469,790

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2026	2025
Revenues from operations:
Rental income	$63,077	$41,104
Other income	219	298
	63,296	41,402
Rental operation expenses:
Operating and maintenance	7,904	5,666
Real estate taxes	7,545	4,971
General and administrative	9,240	8,156
Depreciation and amortization	26,464	16,039
	51,153	34,832
Other income (expense):
Interest expense	(8,372)	(1,767)
Interest income	1,477	5,580
Other income (expense), net	1,742	95
Income before tax expense	6,990	10,478
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(65)	(72)
Net income	$6,925	$10,406
Income attributable to non-controlling interests	(15)	(14)
Net income attributable to Curbline	$6,910	$10,392

Per share data:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2026	2025
Revenues from operations:
Rental income	$120,748	$79,542
Other income	535	555
	121,283	80,097
Rental operation expenses:
Operating and maintenance	15,712	11,068
Real estate taxes	14,821	9,792
General and administrative	18,863	17,084
Depreciation and amortization	52,123	30,502
	101,519	68,446
Other income (expense):
Interest expense	(16,260)	(2,334)
Interest income	4,385	11,233
Other income (expense), net	2,738	553
Gain on disposition of real estate, net	—	42
Income before tax expense	10,627	21,145
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(134)	(177)
Net income	$10,493	$20,968
Income attributable to non-controlling interests	(20)	(26)
Net income attributable to Curbline	$10,473	$20,942

Per share data:
Basic	$0.10	$0.20
Diluted	$0.10	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net income	$6,925	$10,406	$10,493	$20,968
Change in cash flow hedges	2,997	(2,864)	4,751	(4,027)
Comprehensive income	$9,922	$7,542	$15,244	$16,941
Comprehensive (income) loss attributable to non-controlling interests	(21)	4	(10)	5
Net income attributable to non-controlling interests	(15)	(14)	(20)	(26)
Total comprehensive income attributable to Curbline	$9,886	$7,532	$15,214	$16,920

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2025	$1,054	$1,958,845	$(46,100)	$(4,606)	$1,909,193	$4,277	$1,913,470
Issuance of common stock related to stock plans	2	(2)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(3,541)	—	—	(3,542)	—	(3,542)
Stock-based compensation, net	—	1,821	—	—	1,821	1,150	2,971
Dividend and distributions, net declared	—	(45)	(17,977)	—	(18,022)	(165)	(18,187)
Rebalancing of non-controlling interests	—	168	—	—	168	(168)	—
Equity offering costs	—	(767)	—	—	(767)	—	(767)
Other comprehensive income	—	—	—	1,765	1,765	(11)	1,754
Net income	—	—	3,563	—	3,563	5	3,568
Balance, March 31, 2026	1,055	1,956,479	(60,514)	(2,841)	1,894,179	5,088	1,899,267
Issuance of common stock related to stock plans	1	(1)	—	—	—	—	—
Issuance of common stock for cash offering	84	199,758	—	—	199,842	—	199,842
Stock-based awards retained for taxes	—	(11)	—	—	(11)	—	(11)
Stock-based compensation, net	—	1,459	—	—	1,459	1,332	2,791
Dividend and distributions, net declared	—	(37)	(18,528)	—	(18,565)	(164)	(18,729)
Rebalancing of non-controlling interests	—	106	—	—	106	(106)	—
Equity offering costs	—	(716)	—	—	(716)	—	(716)
Other comprehensive income	—	—	—	2,976	2,976	21	2,997
Net income	—	—	6,910	—	6,910	15	6,925
Balance, June 30, 2026	$1,140	$2,157,037	$(72,132)	$135	$2,086,180	$6,186	$2,092,366

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2024	$1,050	$1,954,548	$(15,021)	$1,207	$1,941,784	$773	$1,942,557
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(2,973)	—	—	(2,974)	—	(2,974)
Stock-based compensation, net	—	2,428	—	—	2,428	1,166	3,594
Dividend and distributions, net declared	—	(18)	(16,935)	—	(16,953)	(163)	(17,116)
Rebalancing of non-controlling interests	—	153	—	—	153	(153)	—
Other comprehensive loss	—	—	—	(1,162)	(1,162)	(1)	(1,163)
Net income	—	—	10,550	—	10,550	12	10,562
Balance, March 31, 2025	1,052	1,954,135	(21,406)	45	1,933,826	1,634	1,935,460
Stock-based awards retained for taxes	—	(9)	—	—	(9)		(9)
Stock-based compensation, net	—	1,858	—	—	1,858	1,214	3,072
Dividend and distributions, net declared	—	(15)	(16,934)	—	(16,949)	(135)	(17,084)
Rebalancing of non-controlling interests	—	(36)	—	—	(36)	36	—
Other comprehensive loss	—	—	—	(2,860)	(2,860)	(4)	(2,864)
Net income	—	—	10,392	—	10,392	14	10,406
Balance, June 30, 2025	$1,052	$1,955,933	$(27,948)	$(2,815)	$1,926,222	$2,759	$1,928,981

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$10,493	$20,968
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	52,123	30,502
Amortization and write-off of debt issuance costs	1,152	607
Stock-based compensation	5,762	6,666
Assumption of buildings due to ground lease terminations	(457)	(704)
Gain on disposition of real estate	—	(42)
Net change in accounts receivable	(3,627)	(2,238)
Net change in accounts payable and accrued expenses	3,547	2,015
Net change in other operating assets and liabilities	(405)	1,769
Total adjustments	58,095	38,575
Net cash flow provided by operating activities	68,588	59,543
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(514,186)	(280,552)
Acquisition escrow deposits	(5,292)	(22,690)
Real estate improvements to operating real estate	(13,025)	(5,237)
Net cash flow used for investing activities	(532,503)	(308,479)
Cash flow from financing activities:
Proceeds from term loan	—	100,000
Proceeds from unsecured notes	172,000	—
Payment of debt issuance costs	(96)	(1,156)
Proceeds from issuance of common stock	199,842	—
Common stock offering expenses	(950)	—
Taxes withheld for vested restricted stock	(3,553)	(2,983)
Dividends paid	(38,160)	(43,469)
Net cash flow provided by financing activities	329,083	52,392

Net decrease in cash and cash equivalents	(134,832)	(196,544)
Cash and cash equivalents, beginning of period	289,553	626,409
Cash and cash equivalents, end of period	$154,721	$429,865

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of June 30, 2026, Curbline held an approximately 99.1% ownership interest in the Operating Partnership, with the remaining OP Units held by members of management. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local retail tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry. As of June 30, 2026, the Company owned 220 convenience shopping centers consisting of 5.7 million square feet of gross leasable area (“GLA”).

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the results of the Company, the Operating Partnership and their consolidated subsidiaries. Interests in the Operating Partnership not owned by the Company are referred to as non-controlling interests. These non-controlling interests are held by members of management in the form of LTIP Units issued pursuant to the Company’s 2024 Equity and Incentive Compensation Plan or the Common Units into which such LTIP Units have converted. All significant intercompany balances and transactions have been eliminated in consolidation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2026	2025
Accounts payable related to construction in progress	$2.7	$3.2
Accounts receivable related to construction in progress	12.3	2.1
Accounts payable related to future acquisitions	0.8	1.0
Accounts payable related to finance costs	—	0.3
Accounts payable related to offering expense	0.5	—
Assumption of buildings due to ground lease terminations	0.5	0.7
Dividends declared, but not paid	19.6	17.4

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

Equity

In June 2026, the Company entered into an agreement (the “2026 Equity Sales Agreement”) for the future issuance of up to $400.0 million of common stock under an at-the-market equity offering program. In connection with the entry into the 2026 Equity Sales Agreement, the Company’s $250.0 million at-the-market equity offering program pursuant to the Company’s prior equity sales agreement, dated as of October 1, 2025 (the “2025 Equity Sales Agreement”) was terminated. As of its termination, shares of common stock having an aggregate offering price of approximately $7.1 million were not sold under the 2025 Equity Sales Agreement.

Shares sold pursuant to the 2025 Equity Sales Agreement and the 2026 Equity Sales Agreement (together, the “ATM Program”) were offered and sold in amounts determined by the Company from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale. The ATM Program also allows the Company to enter into forward sale agreements which give the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. The Company evaluated the forward sale agreements in accordance with Accounting Standards Codification (“ASC”) Topic 815-40 and concluded that they meet the conditions to be classified within equity as of June 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

During the six months ended June 30, 2026, the Company offered and sold 8,640,212 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $27.10 per share, generating expected gross proceeds (assuming full physical settlement) of $234.2 million before issuance costs. The Company has settled 5,804,164 shares through June 30, 2026 that were sold under the ATM Program generating net proceeds of $134.8 million. As of June 30, 2026, the Company was party to forward sale agreements relating to 6,086,812 shares of common stock, with $173.1 million of expected gross proceeds (assuming full physical settlement) before issuance costs with final settlement dates ranging from March 31, 2027 through July 31, 2027 and had $333.2 million of remaining capacity under the ATM Program.

In June 2026, the Company conducted a follow-on primary offering of 11,500,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,500,000 additional shares of common stock, at a public offering price of $30.85 per share for expected gross proceeds of $354.8 million before deducting underwriting discounts and expenses. The offering was completed in July 2026. The Company is required to settle these shares by December 2027.

In February 2026, the Company completed a follow-on primary offering of 9,200,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,200,000 additional shares of common stock, at a public offering price of $25.50 per share for expected gross proceeds of $234.6 million before deducting underwriting discounts and expenses. The Company has settled 2,600,000 shares through June 30, 2026 generating net proceeds of $65.0 million. The Company is required to settle the remaining shares by August 2027.

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

2.
Acquisitions

During the six months ended June 30, 2026, the Company acquired 44 convenience shopping centers for a gross purchase price of $516.5 million. The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
	2026	2026
Land	$160,219	N/A
Buildings	308,722	(A)
Tenant improvements	10,547	(A)
In-place leases (including lease origination costs and fair market value of leases)	54,203	6.4
Other assets assumed	966	N/A
	534,657
Less: Below-market leases	(16,416)	15.4
Less: Other liabilities assumed	(4,055)	N/A
Net assets acquired	$514,186

(A)
Depreciated in accordance with the Company’s policy.

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2026, was $6.6 million and $8.1 million, respectively, in total revenues from the date of acquisition through June 30, 2026, for the properties acquired in 2026.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	June 30, 2026
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$180,467	$(65,721)	$114,746
Above-market leases	13,836	(3,943)	9,893
Lease origination costs	40,212	(10,492)	29,720
Tenant relationships	651	(563)	88
Below-market leases (as lessee)	14,893	(140)	14,753
Total intangible assets, net	$250,059	$(80,859)	$169,200
Other assets:
Prepaid expenses			3,165
Other assets(A)			10,035
Deposits			739
Swap receivable			1,859
Deferred charges, net			2,276
Total other assets			$18,074
	Liability	Accumulated Amortization	Net
Below-market leases, net	$94,426	$(15,480)	$78,946

(A)
Includes $8.4 million of acquisition escrow deposits.

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$141,231	$(49,660)	$91,571
Above-market leases	10,645	(3,067)	7,578
Lease origination costs	31,387	(7,911)	23,476
Tenant relationships	651	(551)	100
Below-market leases (as lessee)	14,893	(105)	14,788
Total intangible assets, net	$198,807	$(61,294)	$137,513
Other assets:
Prepaid expenses			1,143
Other assets(A)			4,864
Deposits			1,470
Deferred charges, net			2,782
Total other assets			$10,259
	Liability	Accumulated Amortization	Net
Below-market leases, net	$78,781	$(12,083)	$66,698

(A)
Includes $3.3 million of acquisition escrow deposits.

Amortization for the three and six months ended June 30, 2026 and 2025 related to the Company’s intangibles, excluding below-market leases (as lessee), was as follows (in thousands):

Year	Income	Expense
Three months ended June 30, 2026	$1,586	$10,404
Three months ended June 30, 2025	1,029	5,309
Six months ended June 30, 2026	3,263	19,925
Six months ended June 30, 2025	1,959	9,719

4.
Leases

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income, for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income:
Fixed lease income(A)	$45,570	$29,908	$87,321	$57,424
Variable lease income(B)	16,292	10,382	30,953	20,593
Above-market and below-market leases amortization, net	1,586	1,029	3,263	1,959
Uncollectible revenue	(371)	(215)	(789)	(434)
Total rental income	$63,077	$41,104	$120,748	$79,542

(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, overage rent, lease termination fee income and ancillary income.

5.
Indebtedness, net

As of June 30, 2026, no amounts have been drawn on the Revolving Credit Facility. For definitions of the debt facilities included herein, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The outstanding indebtedness at June 30, 2026 is summarized as follows (in thousands):

	Carrying Value as of
	June 30, 2026	December 31, 2025	Interest Rate(A)	Maturity Date(A)
2025 Notes	$150,000	$150,000	5.58%—5.87%	Sep 2030 — Sep 2032
2026 Notes	200,000	28,000	4.90%—5.13%	Jan 2031 — Jan 2033
Net unamortized debt issuance costs	(2,723)	(2,914)
Total senior notes	$347,277	$175,086

2024 Term Loan	$100,000	$100,000	4.53%(B)	Oct 2027
2025 Term Loan	150,000	150,000	4.61%(B)	Jan 2029
Net unamortized debt issuance costs	(1,454)	(1,847)
Total term loans	$248,546	$248,153

Total indebtedness	$595,823	$423,239

(A)
As of June 30, 2026.
(B)
Reflects the utilization of a swap, which caps the variable-rate (SOFR) interest rate.

The 2025 Notes and 2026 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio. The Company was in compliance with these financial covenants at June 30, 2026.

The 2024 Term Loan, 2025 Term Loan and the Revolving Credit Facility contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Term Loan, 2025 Term Loan and the Revolving Credit Facility also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at June 30, 2026.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At June 30, 2026 and December 31, 2025, the carrying amount of indebtedness was $595.8 million and $423.2 million, respectively, and the fair value was $595.6 million and $432.0 million, respectively.

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments (in thousands):

					Fair Value as of
Instrument	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount(A)	June 30, 2026(B)	December 31, 2025(B)
Interest Rate Swap	2024 Term Loan	Apr 2025	Oct 2028	$100,000	$717	$(796)
Interest Rate Swap	2024 Term Loan	Oct 2028	Oct 2029	$100,000	$31	$(212)
Interest Rate Swap	2025 Term Loan	Jul 2025	Jan 2031	$150,000	$1,111	$(1,761)
(A)
These interest rate swap agreements utilize a one-month SOFR.
(B)
The Swaps (included in other assets or accounts payable and other liabilities) are measured at fair value on a recurring basis, which are classified as Level 2 measurement on the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“OCI”) and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. The Company expects to reflect, within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $0.4 million. All components of the Swaps were included in the assessment of hedge effectiveness.

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

The table below details the location in the financial statements of the income recognized on interest rate swaps and treasury locks designated as cash flow hedges (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Amount of income recognized in Accumulated OCI on interest rate swaps, net	$2,900	$4,637

Amounts reclassified from Accumulated OCI to interest expense	$76	$104

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

Commitments and Guarantees

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.2 million related to the maintenance of its properties and general and administrative expenses.

8.
Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2025(A)	$(4,606)
Other comprehensive income before reclassifications	4,637
Amounts reclassified from Accumulated OCI to interest expense(B)	104
Net current-period other comprehensive income	4,741
Balance, June 30, 2026(A)	$135

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

On June 25, 2026, the Company granted a total of 94,377 shares of service-based restricted stock to two of its executive officers with an aggregate value of $3.0 million. The shares will vest over a five-year period with the first shares vesting on June 25, 2028, subject to continued employment of the applicable executive officer. The vesting schedule over the five-year period is as follows: 0%, 15%, 15%, 20% and 50%. The awards to the executive officers were made pursuant to their respective amended employment agreements. The grant values were equal to the market value of the Company’s common stock on the date of the grants.

LTIP Units

LTIP Units represent limited partnership units in the Operating Partnership, an entity through which the Company conducts its business, and are structured to qualify as “profits interests” for federal income tax purposes. Awards of LTIP Units shall be valued by reference to our common stock. When issued, LTIP Units do not have full parity, on a per unit basis, with the Common Units. To the extent they receive sufficient allocations of book gain for tax purposes, the LTIP Units can over time achieve full parity with Common Units, at which time vested LTIP Units will be converted into Common Units on a one-for-one basis. Vested LTIP Units that have not achieved full parity with Common Units may also convert into Common Units on a less than one-for-one basis based on relative capital accounts. Regular and other non-liquidating distributions will be made by the Operating Partnership with respect to unvested LTIP Units as provided in the applicable award agreement for such units. Each Common Unit acquired upon conversion of a vested LTIP Unit may be presented, at the election of the holder, for redemption for cash equal to the market price of a share of common stock of the Company, except that the Company may, at its election, acquire each Common Unit so presented for one share of common stock, subject to certain adjustments. Generally, LTIP Units entitle the holder to receive distributions from the Operating Partnership that are equivalent to the dividends and distributions that would be made with respect to the number of shares of common stock underlying such LTIP Units, though receipt of such distributions may be delayed or made contingent on vesting.

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

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the outstanding stock-based awards and LTIP Units for the three and six months ended June 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Cash Compensation Expense	2026	2025	2026	2025
Restricted stock units (“RSUs”) and Restricted stock awards ("RSAs")	$1,140	$1,725	$2,644	$4,021
Service-based LTIP Units	536	419	899	798
Performance-Based Restricted Stock Awards (“PRSAs”)	320	133	637	265
Performance-Based LTIP Units (“PB LTIPs”)	795	795	1,582	1,582
Total non-cash compensation expense	$2,791	$3,072	$5,762	$6,666

10.
Earnings Per Share

The Company declared a quarterly cash dividend of $0.17 per share of common stock for each of the first and second quarters of 2026 and the Company declared a quarterly cash dividend of $0.16 per share of common stock for each of the first and second quarters of 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerators – Basic and Diluted
Net income	$6,925	$10,406	$10,493	$20,968
Income attributable to non-controlling interests	(15)	(14)	(20)	(26)
Earnings attributable to unvested shares	(97)	(133)	(194)	(267)
Net income attributable to common stockholders after allocation to participating securities	$6,813	$10,259	$10,279	$20,675

Denominators – Number of Shares
Basic – Average shares outstanding	106,411	105,003	105,751	104,958
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	540	239	500	232
Assumed conversion of dilutive securities - Forward equity	1,944	—	1,372	—
Diluted – Average shares outstanding	108,895	105,242	107,623	105,190

Earnings Per Share:
Basic	$0.06	$0.10	$0.10	$0.20
Diluted	$0.06	$0.10	$0.10	$0.20

Basic average shares outstanding do not include RSUs totaling 0.5 million and RSAs totaling 0.2 million that were not vested at June 30, 2026. Basic average shares outstanding do not include RSUs totaling 0.7 million and RSAs totaling 0.1 million that were not vested at June 30, 2025. Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PRSAs and PB LTIPs issued to certain executives were considered dilutive and are included in the computation of diluted EPS for the three and six months ended June 30, 2026 and 2025.

The agreements to offer and sell shares on a forward basis for approximately 21.1 million shares of common stock were considered in the computation of diluted EPS for the three and six months ended June 30, 2026 using the treasury stock method. In the second quarter, the Company settled 8.4 million shares of common stock that were sold on a forward basis. These agreements were not outstanding at June 30, 2025.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At June 30, 2026 and December 31, 2025, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $8.3 million and $20.7 million, respectively.

Shared Services Agreement

The Company expensed Shared Services Agreement fees payable to SITE Centers of $1.2 million and $2.3 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement). The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statements of operations which amounted to $1.7 million and $3.5 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for three and six months ended June 30, 2025, respectively. Amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of June 30, 2026 and December 31, 2025 aggregated $0.4 million and $0.9 million, respectively.

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space, including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $0.3 million and $0.7 million is included in general and administrative expense on the consolidated statements of operations for both of the three and six months ended June 30, 2026 and 2025.

Lease Agreements

In October 2024, the Company entered into a lease agreement with SITE Centers under the Separation and Distribution Agreement where SITE Centers leased a portion of a property for one year beginning on April 1, 2025. SITE Centers paid annual rents of $0.8 million as well as a proportionate share of real estate tax expense. The amount received under the lease for the three and six months ended June 30, 2026 was none and $0.2 million, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

Under the Shared Services Agreement, the Company has the option to lease a portion of the SITE Centers’ Beachwood headquarters. At the time of the separation, the Company recorded a $1.2 million below-market lease (as lessee) for which no amortization of this amount will occur until the option is exercised.

12.
Subsequent Events

From July 1, 2026 through July 29, 2026, the Company acquired seven convenience shopping centers for an aggregate purchase price of $65.4 million.

Between July 1, 2026 and July 29, 2026, the Company settled 1,000,000 shares that were sold during the February 2026 primary offering generating net proceeds of $25.1 million.

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

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own, lease, acquire, and manage convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of its real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of June 30, 2026, Curbline held an approximately 99.1% ownership interest in the Operating Partnership with the remaining OP Units held by members of management.

As of June 30, 2026, the Company’s portfolio consisted of 220 convenience shopping centers aggregating 5.7 million square feet of gross leasable area (“GLA”) and the aggregate leased rate and occupancy rate were 96.5% and 94.3%, respectively.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, in suburban, high household income communities, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of June 30, 2026 and 11% of the Company’s ABR is generated by units with a drive-thru. Convenience shopping centers generally consist of a homogeneous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the opportunity to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of June 30, 2026, the average GLA of a property in the Curbline portfolio was approximately 26,000 square feet with 95% of base rent generated by units less than 10,000 square feet.

Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector it is well positioned to take advantage of and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of June 30, 2026, the Company had $154.7 million of cash on hand plus unsettled common equity and significant access to debt capital to grow its asset base through acquisitions. With over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market primarily among private investors, the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $126,000 as compared to the national median household income of $83,730.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of service and restaurant businesses, including quick-service restaurants, healthcare and wellness operators, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties offer the opportunity to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter lease terms and fewer tenant renewal options with approximately 51% of the average annualized base rent (“ABR”) under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The duration of convenience tenant leases provides Curbline with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot, and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

Transaction and Capital Markets Highlights

Transactional and investment highlights for the Company from January 1, 2026 through July 29, 2026, include the following:

•
Acquired 51 properties for an aggregate purchase price of $581.9 million;
•
Funded the remaining $172.0 million balance of the 2026 Notes in January 2026;
•
Sold 29.3 million shares of common stock on a forward basis in public offerings and under its at-the-market equity offering program, generating expected gross proceeds (assuming full physical settlement) of $823.5 million before issuance costs with 9.4 million shares settled to date; and
•
In both February and May 2026, declared a quarterly cash dividend of $0.17 per share of common stock paid in April and July, respectively.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2026 through June 30, 2026 include the following:

•
Signed new leases and renewals for approximately 312 thousand square feet of GLA, which included approximately 51 thousand square feet of new leasing volume;
•
For comparable leases executed, achieved cash new leasing spreads of 15.6% and cash renewal leasing spreads of 7.3%;
•
Aggregate leased rate was 96.5% at June 30, 2026, as compared to 96.7% at December 31, 2025 and 96.1% at June 30, 2025; and
•
Aggregate occupancy rate was 94.3% at June 30, 2026, as compared to 94.1% at December 31, 2025 and 93.5% at June 30, 2025.

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

Summary Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net income attributable to Curbline	$6,910	$10,392	$10,473	$20,942
FFO attributable to Curbline	$33,316	$26,410	$62,496	$51,364
Operating FFO attributable to Curbline	$33,333	$26,939	$63,279	$52,066
Earnings per share - Diluted	$0.06	$0.10	$0.10	$0.20

For the six months ended June 30, 2026, the decrease in net income, as compared to the prior-year period, was primarily attributable to an increase in interest expense and depreciation expense and a decrease in interest income, partially offset by an increase in net operating income primarily from asset acquisitions. The increase in FFO and Operating FFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to an increase in net operating income primarily from asset acquisitions, partially offset by a decrease in interest income and an increase in interest expense.

RESULTS OF OPERATIONS

For the comparison of 2026 performance to 2025, presented below, convenience properties owned as of January 1, 2025, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Rental income(A)	$63,077	$41,104	$21,973
Other income	219	298	(79)
Total revenues	$63,296	$41,402	$21,894

	Six Months
	Ended June 30,
	2026	2025	$ Change
Rental income(A)	$120,748	$79,542	$41,206
Other income	535	555	(20)
Total revenues	$121,283	$80,097	$41,186

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended June 30,
Rental Income	2026	2025	$ Change
Base and percentage rental income	$46,896	$30,690	$16,206
Recoveries from tenants	15,785	10,365	5,420
Uncollectible revenue	(371)	(215)	(156)
Lease termination fees, ancillary and other rental income	767	264	503
Total rental income	$63,077	$41,104	$21,973

	Six Months
	Ended June 30,
Rental Income	2026	2025	$ Change
Base and percentage rental income(1)	$89,959	$58,807	$31,152
Recoveries from tenants(2)	30,564	19,815	10,749
Uncollectible revenue	(789)	(434)	(355)
Lease termination fees, ancillary and other rental income(3)	1,014	1,354	(340)
Total rental income	$120,748	$79,542	$41,206

(1)
The changes in base and percentage rental income for the six months ended June 30, 2026, were due to the following (in millions):

2026 vs. 2025 Increase
Acquisition of convenience shopping centers	$28.6
Comparable Portfolio Properties	1.6
Straight-line rents	1.0
Total	$31.2

At June 30, 2026 and 2025, the Company owned 220 and 125 wholly owned properties, respectively, with an aggregate occupancy rate of 94.3% and 93.5%, respectively.

(2)
The increase in recovery income from tenants is primarily due to the impact of acquisitions. Recoveries from tenants were approximately 100.1% and 95.0% of operating expenses and real estate taxes for the six months ended June 30, 2026 and 2025, respectively.

(3)
During the six months ended June 30, 2026 and 2025, the amount reported includes $0.5 million and $0.9 million, respectively, from lease terminations and the assumption of buildings due to ground lease terminations.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Operating and maintenance	$7,904	$5,666	$2,238
Real estate taxes	7,545	4,971	2,574
General and administrative	9,240	8,156	1,084
Depreciation and amortization	26,464	16,039	10,425
	$51,153	$34,832	$16,321

	Six Months
	Ended June 30,
	2026	2025	$ Change
Operating and maintenance(A)	$15,712	$11,068	$4,644
Real estate taxes(A)	14,821	9,792	5,029
General and administrative	18,863	17,084	1,779
Depreciation and amortization(A)	52,123	30,502	21,621
	$101,519	$68,446	$33,073

(A)
The changes for the six months ended June 30, 2026, as compared to the prior year period, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$5.5	$4.9	$23.6
Comparable Portfolio Properties	(0.9)	0.1	(2.0)
	$4.6	$5.0	$21.6

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Interest expense	$(8,372)	$(1,767)	$(6,605)
Interest income	1,477	5,580	(4,103)
Other income (expense), net	1,742	95	1,647
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(65)	(72)	7

	Six Months
	Ended June 30,
	2026	2025	$ Change
Interest expense(A)	$(16,260)	$(2,334)	$(13,926)
Interest income(B)	4,385	11,233	(6,848)
Other income (expense), net	2,738	553	2,185
Gain on disposition of real estate, net	—	42	(42)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(134)	(177)	43

(A)
At June 30, 2026, the Company’s consolidated indebtedness consisted of the 2024 Term Loan, the 2025 Term Loan, the 2025 Notes and the 2026 Notes with an aggregate outstanding balance of $600.0 million and a weighted-average interest rate (based on contractual rates including the impact of the interest rates swaps and excluding amortization of debt issuance costs) of 5.0%. At June 30, 2026, the weighted-average maturity (without extensions) was 4.1 years. For the six months ended June 30, 2025, the expense relates to the Company’s Revolving Credit Facility and 2024 Term Loan.
(B)
The decrease was primarily due to the use of cash to fund acquisitions.

Non-Controlling Interests and Net Income (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Income attributable to non-controlling interests	$(15)	$(14)	$(1)
Net income attributable to Curbline	6,910	10,392	(3,482)

	Six Months
	Ended June 30,
	2026	2025	$ Change
Income attributable to non-controlling interest	$(20)	$(26)	$6
Net income attributable to Curbline(A)	10,473	20,942	(10,469)

(A)
For the six months ended June 30, 2026, the decrease in net income as compared to the prior-year period was primarily attributable to an increase in interest expense and depreciation expense and a decrease in interest income, partially offset by the net operating impact from asset acquisitions.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net income attributable to Curbline	$6,910	$10,392	$10,473	$20,942
Depreciation and amortization of real estate investment, net of non-controlling interests	26,406	16,018	52,023	30,464
Gain on disposition of real estate, net of non-controlling interests	—	—	—	(42)
FFO attributable to Curbline	33,316	26,410	62,496	51,364
Transaction costs, net of non-controlling interests	17	529	783	702
Operating FFO attributable to Curbline	$33,333	$26,939	$63,279	$52,066

The increase in FFO and Operating FFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to the net operating impact of property acquisitions, partially offset by a decrease in interest income and an increase in interest expense.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	Six Months
	Ended June 30,
	2026	2025
Net income attributable to Curbline	$10,473	$20,942
Interest expense	16,260	2,334
Interest income	(4,385)	(11,233)
Depreciation and amortization	52,123	30,502
General and administrative	18,863	17,084
Other income (expense), net	(2,738)	(553)
Gain on disposition of real estate, net	—	(42)
Tax expense	134	177
Non-controlling interests	20	26
Total Curbline NOI	90,750	59,237
Less: Non-Same Property NOI	(36,799)	(6,399)
Total Same-Property NOI	$53,951	$52,838

Total Curbline NOI % Change	53.2%
Same-Property NOI % Change	2.1%

The same-property increase for the six months ended June 30, 2026, as compared to the prior-year period, was primarily attributable to minimum rent increases resulting from an increase in occupancy and rent steps or option rent increases.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At June 30, 2026, the Company’s primary sources of capital were $154.7 million of unrestricted cash, a $400.0 million unsecured, undrawn line of credit and $696.2 million of expected gross proceeds from unsettled forward equity sales, including forward shares sold in a public equity offering which closed in July 2026, along with cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $600.0 million and $428.0 million as of June 30, 2026 and December 31, 2025, respectively.

Equity

In June 2026, the Company entered into an agreement (the “2026 Equity Sales Agreement”) for the future issuance of up to $400.0 million of common stock under an at-the-market equity offering program. In connection with the entry into the 2026 Equity Sales Agreement, the Company’s $250.0 million at-the-market equity offering program pursuant to the Company’s prior equity sales agreement, dated as of October 1, 2025 (the “2025 Equity Sales Agreement”) was terminated. As of its termination, shares of common stock having an aggregate offering price of approximately $7.1 million were not sold under the 2025 Equity Sales Agreement.

Shares sold pursuant to the 2025 Equity Sales Agreement and the 2026 Equity Sales Agreement (together, the “ATM Program”) are offered and sold in amounts determined by the Company from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale. The ATM Program also allows the Company to enter into forward sale agreements which give the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. The Company evaluated the forward sale agreements in accordance with Accounting Standards Codification (“ASC”) Topic 815-40 and concluded that they meet the conditions to be classified within equity as of June 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

During the six months ended June 30, 2026, the Company offered and sold 8,640,212 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $27.10 per share, generating expected gross proceeds of $234.2 million (assuming full physical settlement) before issuance costs. The Company has settled 5,804,164 shares through June 30, 2026 that were sold under the ATM Program generating net proceeds of $134.8 million. As of June 30, 2026, the Company was party to forward sale agreements relating to 6,086,812 shares of common stock, with $173.1 million of expected gross proceeds (assuming full physical settlement) before issuance costs with final settlement dates ranging from March 31, 2027 through July 31, 2027 and had $333.2 million of remaining capacity under the ATM Program.

In June 2026, the Company conducted a follow-on primary offering of 11,500,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,500,000 additional shares of common stock, at a public offering price of $30.85 per share for expected gross proceeds of $354.8 million before deducting underwriting discounts and expenses. The offering was completed in July 2026. The Company is required to settle these shares by December 2027.

In February 2026, the Company completed a follow-on primary offering of 9,200,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,200,000 additional shares of common stock, at a public offering price of $25.50 per share for expected gross proceeds of $234.6 million before deducting underwriting discounts and expenses. The Company has settled 2,600,000 shares through June 30, 2026 generating net proceeds of $65.0 million. The Company is required to settle the remaining shares by August 2027.

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

The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB. No amounts were drawn under the Revolving Credit Facility as of June 30, 2026.

The Company drew $100.0 million on the 2024 Term Loan in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the 2024 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the 2024 Term Loan varies. As of June 30, 2026, $100.0 million is outstanding under the 2024 Term Loan.

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

In connection with the 2025 Notes, the Company executed a treasury lock hedge transaction in June 2025 which included proceeds of $0.2 million, which were recognized as a gain within Accumulated OCI on the consolidated balance sheets. This amount is amortized on a straight-line basis as a decrease to interest expense over the term of the 2025-B Notes. The effective interest rate on the 2025-B Notes will be fixed at 5.79%.

On November 12, 2025, the Company and the Operating Partnership entered into a Note and Guaranty Agreement in connection with a private placement of $200.0 million of the Operating Partnership’s senior unsecured notes (the “2026 Notes”), consisting of (i) $50.0 million aggregate principal amount of 4.90% senior unsecured notes due January 20, 2031 (the “2025-C Notes”) and (ii) $150.0 million aggregate principal amount of 5.13% senior unsecured notes due January 20, 2033 (the “2026-A Notes”), with a group of institutional investors. Considering the treasury lock agreements noted below, the effective interest rate on the notes will be fixed at 5.06% and 5.31%, respectively.

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

As of June 30, 2026, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

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

Dividend Distributions

The Company declared a quarterly cash dividend of $0.17 per share in each of the first two quarters of 2026. The dividends are summarized as follows (in millions):

Quarter Declared	Amount Declared	Date Paid	Amount Paid
First quarter 2026	$18.2	April 8, 2026	$18.0
Second quarter 2026	$18.7	July 9, 2026	$18.6
Total year to date	$36.9		$36.6

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

Cash Flow Activity

The Company expects that its core business of leasing space to well-capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of consolidated statements of cash flow (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Cash flow provided by operating activities	$68,588	$59,543
Cash flow used for investing activities	(532,503)	(308,479)
Cash flow provided by financing activities	329,083	52,392

Changes in cash flows for the six months ended June 30, 2026, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities increased $9.0 million primarily due to the net impact of property acquisitions, partially offset by an increase in interest expense and a decrease in interest income.

Investing Activities: Cash used for investing activities increased $224.0 million primarily due to an increase of $216.2 million related to real estate assets acquired net of escrow deposits and an increase in real estate improvements of $7.8 million.

Financing Activities: Cash provided by financing activities increased $276.7 million primarily due to funding of $172.0 million of the 2026 Notes, net proceeds from issuance of common stock of $199.8 million and a decrease in dividends paid of $5.3 million, partially offset by a decrease in proceeds from the 2024 Term Loan of $100.0 million.

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

Equity

The Company has settled 9,404,164 shares through July 29, 2026 that were sold under the February 2026 follow-on primary offering and the ATM Program generating net proceeds of $224.9 million.

Acquisitions

From January 1, 2026 through July 29, 2026, the Company acquired 51 convenience shopping centers for an aggregate purchase price of $581.9 million.

Indebtedness

As of June 30, 2026, $100.0 million had been drawn on the 2024 Term Loan, $150.0 million had been drawn on the 2025 Term Loan, $150.0 million had been drawn on the 2025 Notes and $200.0 million had been drawn on the 2026 Notes.

CAPITALIZATION

At June 30, 2026, the Company’s capitalization consisted of $600.0 million of debt and $3.5 billion of market equity (calculated as shares of common stock and common units outstanding multiplied by $30.40, the closing price of the Company’s common stock on the New York Stock Exchange on June 30, 2026).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with the redevelopment of convenience shopping centers, the Company has entered into commitments with general contractors aggregating approximately $0.6 million for its consolidated properties at June 30, 2026. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.2 million related to the maintenance of its properties.

In addition, the Company has debt maturity and interest payment obligations as described in Note 5.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant or available space and executed new leases and renewals aggregating approximately 312 thousand square feet of GLA for the six months ended June 30, 2026. The Company believes the elevated portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s ABR (Starbucks at 2.5% as of June 30, 2026). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and, the Company believes, remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents dependent on tenant sales performance or on ancillary income.

The Company believes that its convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At June 30, 2026, the leased and occupancy rates were 96.5% and 94.3%, respectively, and the portfolio ABR per occupied square foot was $34.99, as compared to leased and occupancy rates of 96.7% and 94.1%, respectively, and ABR per occupied square foot of $34.52 at December 31, 2025. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher ABRs per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the six months ended June 30, 2026 and 2025 was $1.86 and $3.47 per rentable square foot, respectively.

Inflation, higher interest rates, evolving U.S. tariffs and reciprocal or retaliatory tariffs on U.S. goods and the market reaction thereto, and concerns over consumer spending growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer behaviors, increased competition and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high household income communities in which the properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had $600.0 million of indebtedness as of June 30, 2026 as compared to $3.5 billion of market equity, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand and unsettled common equity along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the six months ended June 30, 2026.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2026, the Company’s debt, adjusted to reflect the swaps of the variable-rate (SOFR) components of the interest rates applicable to the 2024 Term Loan and 2025 Term Loan to fixed rates, is summarized as follows:

	June 30, 2026				December 31, 2025
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$595.8	4.1	5.0%	100.0%	$423.2	3.7	5.0%	100.0%
Variable-Rate Debt	—	—	—	—	—	—	—	—

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of interest rate swap agreements with major financial institutions. At June 30, 2026, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated 2024 Term Loan and the $150.0 million consolidated 2025 Term Loan were swapped to a fixed rate through October 1, 2029 and January 1, 2031, respectively. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $250.0 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at June 30, 2026, is summarized as follows (in millions):

	June 30, 2026					December 31, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$595.8	$593.7	(A)	$569.1	(B)	$423.2	$434.8	(A)	$416.7	(B)

(A)
Includes the fair value of the swap, which was an asset of $1.9 million and a liability of $2.7 million at June 30, 2026 and December 31, 2025, respectively.
(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $10.6 million and $7.2 million at June 30, 2026 and December 31, 2025, respectively.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of June 30, 2026, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 25, 2025, the Board of Directors of the Company authorized a common stock repurchase program, which was announced on October 2, 2025. Under the terms of the program, the Company is authorized to repurchase up to an aggregate purchase price of $250.0 million in shares of its common stock. During the second quarter of 2026, the Company did not repurchase any shares of its common stock, and as of June 30, 2026, the dollar value of shares that may yet be purchased under the program is $250.0 million. The repurchase program has no expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1

Amended and Restated Employment Agreement, dated as of June 25, 2026, by and among Curbline Properties Corp., Curbline TRS LLC, and Conor Fennerty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2026)

10.2

Amended and Restated Employment Agreement, dated as of June 25, 2026, by and among Curbline Properties Corp., Curbline TRS LLC, and John Cattonar (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2026)

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Officer; Principal Accounting Officer)
Date: July 29, 2026