Form 10-Q
period 2026-09-30
Curbline Properties Corp.
filed 2026-10-22
CIK 2027317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 20, 2026, the registrant had 121,424,191 shares of common stock, $0.01 par value per share, outstanding.

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

Curbline Properties Corp.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2026

Curbline Properties Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Land	$1,019,831	$759,267
Buildings	1,734,945	1,304,288
Fixtures and tenant improvements	131,064	107,013
	2,885,840	2,170,568
Less: Accumulated depreciation	(255,940)	(209,429)
	2,629,900	1,961,139
Construction in progress and land	41,535	27,355
Total real estate assets, net	2,671,435	1,988,494
Cash and cash equivalents	122,833	289,553
Accounts receivable, net	26,673	22,514
Amounts receivable from SITE Centers	6,599	21,457
Intangible assets, net	178,528	137,513
Other assets	27,114	10,259
Total assets	$3,033,182	$2,469,790
Liabilities and Equity
Indebtedness:
Senior notes, net	$347,406	$175,086
Term loans, net	248,743	248,153
Revolving credit facility	—	—
	596,149	423,239
Below-market leases, net	84,437	66,698
Dividends payable	21,798	20,872
Accounts payable and other liabilities	57,605	45,511
Total liabilities	759,989	556,320
Commitments and contingencies (Note 7)
Equity
Preferred Stock, par value $0.01 per share; 100,000,000 authorized; 0 shares outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 121,302,763 and 105,368,120 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,213	1,054
Additional paid-in-capital	2,342,039	1,958,845
Accumulated distributions in excess of net income	(85,248)	(46,100)
Accumulated other comprehensive income (loss)	7,847	(4,606)
Total stockholders’ equity	2,265,851	1,909,193
Non-controlling interests	7,342	4,277
Total equity	2,273,193	1,913,470
Total liabilities and equity	$3,033,182	$2,469,790

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2026	2025
Revenues from operations:
Rental income	$70,868	$48,466
Other income	231	181
	71,099	48,647
Rental operation expenses:
Operating and maintenance	9,169	6,652
Real estate taxes	8,659	5,988
General and administrative	9,797	7,265
Depreciation and amortization	29,742	19,777
	57,367	39,682
Other income (expense):
Interest expense	(8,534)	(3,983)
Interest income	749	4,107
Other income (expense), net	1,493	313
Income before tax benefit (expense)	7,440	9,402
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	3	(44)
Net income	$7,443	$9,358
Income attributable to non-controlling interests	(17)	(12)
Net income attributable to Curbline	$7,426	$9,346

Per share data:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2026	2025
Revenues from operations:
Rental income	$191,616	$128,008
Other income	766	736
	192,382	128,744
Rental operation expenses:
Operating and maintenance	24,881	17,720
Real estate taxes	23,480	15,780
General and administrative	28,660	24,349
Depreciation and amortization	81,865	50,279
	158,886	108,128
Other income (expense):
Interest expense	(24,794)	(6,317)
Interest income	5,134	15,340
Other income (expense), net	4,231	866
Gain on disposition of real estate, net	—	42
Income before tax expense	18,067	30,547
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(131)	(221)
Net income	$17,936	$30,326
Income attributable to non-controlling interests	(37)	(38)
Net income attributable to Curbline	$17,899	$30,288

Per share data:
Basic	$0.16	$0.28
Diluted	$0.16	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net income	$7,443	$9,358	$17,936	$30,326
Change in cash flow hedges	7,730	(753)	12,481	(4,780)
Comprehensive income	$15,173	$8,605	$30,417	$25,546
Comprehensive (income) loss attributable to non-controlling interests	(18)	1	(28)	6
Net income attributable to non-controlling interests	(17)	(12)	(37)	(38)
Total comprehensive income attributable to Curbline	$15,138	$8,594	$30,352	$25,514

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2025	$1,054	$1,958,845	$(46,100)	$(4,606)	$1,909,193	$4,277	$1,913,470
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Issuance of common stock for cash offering	84	199,758	—	—	199,842	—	199,842
Stock-based awards retained for taxes	(1)	(3,552)	—	—	(3,553)	—	(3,553)
Stock-based compensation, net	—	3,280	—	—	3,280	2,482	5,762
Dividend and distributions, net declared	—	(82)	(36,505)	—	(36,587)	(329)	(36,916)
Rebalancing of non-controlling interests	—	274	—	—	274	(274)	—
Equity offering costs	—	(1,483)	—	—	(1,483)	—	(1,483)
Other comprehensive income	—	—	—	4,741	4,741	10	4,751
Net income	—	—	10,473	—	10,473	20	10,493
Balance, June 30, 2026	1,140	2,157,037	(72,132)	135	2,086,180	6,186	2,092,366
Issuance of common stock for cash offering	73	183,955	—	—	184,028	—	184,028
Stock-based awards retained for taxes	—	(148)	—	—	(148)	—	(148)
Stock-based compensation, net	—	1,615	—	—	1,615	1,346	2,961
Dividend and distributions, net declared	—	(38)	(20,542)	—	(20,580)	(165)	(20,745)
Rebalancing of non-controlling interests	—	60	—	—	60	(60)	—
Equity offering costs	—	(442)	—	—	(442)	—	(442)
Other comprehensive income	—	—	—	7,712	7,712	18	7,730
Net income	—	—	7,426	—	7,426	17	7,443
Balance, September 30, 2026	$1,213	$2,342,039	$(85,248)	$7,847	$2,265,851	$7,342	$2,273,193

	Curbline Equity
	Common Stock Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests - Unit Holders in Operating Partnership	Total Equity
Balance, December 31, 2024	$1,050	$1,954,548	$(15,021)	$1,207	$1,941,784	$773	$1,942,557
Issuance of common stock related to stock plans	3	(3)	—	—	—	—	—
Stock-based awards retained for taxes	(1)	(2,982)	—	—	(2,983)	—	(2,983)
Stock-based compensation, net	—	4,286	—	—	4,286	2,380	6,666
Dividend and distributions, net declared	—	(33)	(33,869)	—	(33,902)	(298)	(34,200)
Rebalancing of non-controlling interests	—	117	—	—	117	(117)	—
Other comprehensive loss	—	—	—	(4,022)	(4,022)	(5)	(4,027)
Net income	—	—	20,942	—	20,942	26	20,968
Balance, June 30, 2025	1,052	1,955,933	(27,948)	(2,815)	1,926,222	2,759	1,928,981
Stock-based awards retained for taxes	—	(94)	—	—	(94)	—	(94)
Stock-based compensation, net	—	1,874	—	—	1,874	1,227	3,101
Dividend and distributions, net declared	—	(14)	(16,932)	—	(16,946)	(128)	(17,074)
Rebalancing of non-controlling interests	—	390	—	—	390	(390)	—
Other comprehensive loss	—	—	—	(752)	(752)	(1)	(753)
Net income	—	—	9,346	—	9,346	12	9,358
Balance, September 30, 2025	$1,052	$1,958,089	$(35,534)	$(3,567)	$1,920,040	$3,479	$1,923,519

The accompanying notes are an integral part of these consolidated financial statements.

Curbline Properties Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income	$17,936	$30,326
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	81,865	50,279
Amortization and write-off of debt issuance costs	1,731	1,067
Stock-based compensation	8,723	9,767
Assumption of buildings due to ground lease terminations	(960)	(704)
Gain on disposition of real estate	—	(42)
Net change in accounts receivable	(2,421)	(4,248)
Net change in accounts payable and accrued expenses	1,687	9,107
Net change in other operating assets and liabilities	1,674	3,180
Total adjustments	92,299	68,406
Net cash flow provided by operating activities	110,235	98,732
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(745,371)	(613,672)
Acquisition escrow deposits	(7,118)	(4,688)
Real estate improvements to operating real estate	(17,897)	(9,981)
Proceeds from disposition of real estate	—	53
Net cash flow used for investing activities	(770,386)	(628,288)
Cash flow from financing activities:
Proceeds from term loan	—	250,000
Proceeds from unsecured notes	172,000	150,000
Payment of debt issuance costs	(96)	(2,854)
Proceeds from issuance of common stock	383,870	—
Common stock offering expenses	(1,906)	(383)
Taxes withheld for vested restricted stock	(3,701)	(3,077)
Dividends paid	(56,736)	(60,427)
Net cash flow provided by financing activities	493,431	333,259

Net decrease in cash and cash equivalents	(166,720)	(196,297)
Cash and cash equivalents, beginning of period	289,553	626,409
Cash and cash equivalents, end of period	$122,833	$430,112

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

Curbline Properties Corp., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company” or “Curbline”) are primarily engaged in the business of owning, leasing, acquiring, and managing convenience shopping centers positioned on the curbline of well-trafficked intersections and major vehicular corridors in suburban, high household income communities. Curbline Properties LP (the “Operating Partnership”) is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the operating partnership (“Common Units”) and LTIP Units, as described in Note 9 (together with the Common Units, the “OP Units”). As of September 30, 2026, Curbline held an approximately 99.1% ownership interest in the Operating Partnership, with the remaining OP Units held by members of management. Unless otherwise provided, references herein to the Company or Curbline include Curbline Properties Corp. and Curbline Properties LP and their consolidated subsidiaries. The Company’s tenant base includes a mixture of national, regional and local retail tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry. As of September 30, 2026, the Company owned 239 convenience shopping centers comprising 6.1 million square feet of gross leasable area (“GLA”).

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2026	2025
Accounts payable related to construction in progress	$2.7	$2.9
Accounts receivable related to construction in progress	14.5	5.2
Accounts payable related to future acquisitions	1.7	0.6
Accounts payable related to offering expense	—	0.3
Assumption of buildings due to ground lease terminations	1.0	0.7
Dividends declared, but not paid	21.8	17.5

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

Shares sold pursuant to the 2025 Equity Sales Agreement and the 2026 Equity Sales Agreement (together, the “ATM Program”) are offered and sold in amounts determined by the Company from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale. The ATM Program also allows the Company to enter into forward sale agreements which give the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. The Company evaluated the forward sale agreements in accordance with Accounting Standards Codification (“ASC”) Topic 815-40 and concluded that they meet the conditions to be classified within equity as of September 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

During the nine months ended September 30, 2026, the Company offered and sold 10,047,963 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $27.32 per share, generating expected gross proceeds (assuming full physical settlement) of $274.5 million before issuance costs. The Company has settled 6,464,164 shares through September 30, 2026 that were sold under the ATM Program generating net proceeds of $152.7 million. As of September 30, 2026, the Company was party to forward sale agreements relating to 6,834,563 shares of common stock, with $195.2 million of expected gross proceeds (assuming full physical settlement) before issuance costs with final settlement dates ranging from June 2, 2027 through September 30, 2027 and had $292.9 million of remaining capacity under the ATM Program.

In June 2026, the Company priced a follow-on primary offering of 11,500,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,500,000 additional shares of common stock, at a public offering price of $30.85 per share for expected gross proceeds of $354.8 million before deducting underwriting discounts and expenses. The offering closed in July 2026. The Company is required to settle these shares by December 29, 2027.

In February 2026, the Company priced and closed a follow-on primary offering of 9,200,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,200,000 additional shares of common stock, at a public offering price of $25.50 per share for expected gross proceeds of $234.6 million before deducting underwriting discounts and expenses. The Company has settled 9,200,000 shares through September 30, 2026 generating net proceeds of $231.1 million.

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

2.
Acquisitions

During the nine months ended September 30, 2026, the Company acquired 67 convenience shopping centers for a gross purchase price of $750.4 million. The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$260,289	N/A
Buildings	423,547	(A)
Tenant improvements	13,791	(A)
In-place leases (including lease origination costs and fair market value of leases)	76,774	6.3
Other assets assumed	1,482	N/A
	775,883
Less: Below-market leases	(24,168)	15.0
Less: Other liabilities assumed	(6,344)	N/A
Net assets acquired	$745,371

(A)
Depreciated in accordance with the Company’s policy.

Total consideration for the acquisitions was paid in cash. Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026, was $14.1 million and $22.3 million, respectively, in total revenues from the date of acquisition through September 30, 2026, for the properties acquired in 2026.

3.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	September 30, 2026
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$196,757	$(75,173)	$121,584
Above-market leases	15,164	(4,522)	10,642
Lease origination costs	43,827	(12,046)	31,781
Tenant relationships	651	(569)	82
Below-market leases (as lessee)	14,596	(157)	14,439
Total intangible assets, net	$270,995	$(92,467)	$178,528
Other assets:
Prepaid expenses			1,979
Other assets(A)			12,775
Deposits			820
Swap receivable			9,517
Deferred charges, net			2,023
Total other assets			$27,114
	Liability	Accumulated Amortization	Net
Below-market leases, net	$101,824	$(17,387)	$84,437

(A)
Includes $10.3 million of acquisition escrow deposits.

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$141,231	$(49,660)	$91,571
Above-market leases	10,645	(3,067)	7,578
Lease origination costs	31,387	(7,911)	23,476
Tenant relationships	651	(551)	100
Below-market leases (as lessee)	14,893	(105)	14,788
Total intangible assets, net	$198,807	$(61,294)	$137,513
Other assets:
Prepaid expenses			1,143
Other assets(A)			4,864
Deposits			1,470
Deferred charges, net			2,782
Total other assets			$10,259
	Liability	Accumulated Amortization	Net
Below-market leases, net	$78,781	$(12,083)	$66,698

(A)
Includes $3.3 million of acquisition escrow deposits.

Amortization for the three and nine months ended September 30, 2026 and 2025 related to the Company’s intangibles, excluding below-market leases (as lessee), was as follows (in thousands):

Period	Income	Expense
Three months ended September 30, 2026	$1,667	$11,667
Three months ended September 30, 2025	1,211	7,486
Nine months ended September 30, 2026	4,930	31,592
Nine months ended September 30, 2025	3,170	17,205

4.
Leases

The disaggregation of the Company’s lease income, which is included in rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income, for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income:
Fixed lease income(A)	$51,335	$35,490	$138,656	$92,914
Variable lease income(B)	18,287	12,115	49,240	32,708
Above-market and below-market leases amortization, net	1,667	1,211	4,930	3,170
Uncollectible revenue	(421)	(350)	(1,210)	(784)
Total rental income	$70,868	$48,466	$191,616	$128,008

(A)
Includes minimum base rents, fixed expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, overage rent, lease termination fee income and ancillary income.

5.
Indebtedness, net

As of September 30, 2026, no amounts have been drawn on the Revolving Credit Facility. For definitions of the debt facilities included herein, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The outstanding indebtedness at September 30, 2026 is summarized as follows (in thousands):

	Carrying Value as of
	September 30, 2026	December 31, 2025	Interest Rate(A)	Maturity Date(A)
2025 Notes	$150,000	$150,000	5.58%—5.87%	Sep 2030 — Sep 2032
2026 Notes	200,000	28,000	4.90%—5.13%	Jan 2031 — Jan 2033
Net unamortized debt issuance costs	(2,594)	(2,914)
Total senior notes	$347,406	$175,086

2024 Term Loan	$100,000	$100,000	4.53%(B)	Oct 2027
2025 Term Loan	150,000	150,000	4.61%(B)	Jan 2029
Net unamortized debt issuance costs	(1,257)	(1,847)
Total term loans	$248,743	$248,153

Total indebtedness	$596,149	$423,239

(A)
As of September 30, 2026.
(B)
Reflects the utilization of a swap, which fixes the variable-rate (SOFR) interest rate.

The 2025 Notes and 2026 Notes contain certain customary covenants including, among other things, a maximum total leverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio, a minimum fixed charge coverage ratio and a minimum unsecured interest coverage ratio. The Company was in compliance with these financial covenants at September 30, 2026.

The 2024 Term Loan, 2025 Term Loan and the Revolving Credit Facility contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Term Loan, 2025 Term Loan and the Revolving Credit Facility also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. The Company was in compliance with these financial covenants at September 30, 2026.

In September 2026, the Company entered into a forward interest rate swap agreement to fix the variable-rate component at 4.43% for $50 million of a delayed draw term loan currently anticipated to close in the fourth quarter (“2026 Term Loan”). The closing of the 2026 Term Loan is subject to the negotiation of definitive agreements and customary closing conditions, and there can be no assurance that the 2026 Term Loan will be completed. The effective date of the swap is based on the expected funding which is anticipated to be in the first quarter of 2027.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At September 30, 2026 and December 31, 2025, the carrying amount of indebtedness was $596.1 million and $423.2 million, respectively, and the fair value was $582.9 million and $432.0 million, respectively.

Items Measured at Fair Value on a Recurring Basis - Derivatives

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments (in thousands):

					Fair Value as of
Instrument	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount(A)	September 30, 2026(B)	December 31, 2025(B)
Interest Rate Swap	2024 Term Loan	Apr 2025	Oct 2028	$100,000	$2,003	$(796)
Interest Rate Swap	2024 Term Loan	Oct 2028	Oct 2029	$100,000	$940	$(212)
Interest Rate Swap	2025 Term Loan	Jul 2025	Jan 2031	$150,000	$5,902	$(1,761)
Interest Rate Swap	2026 Term Loan(C)	Feb 2027	Jan 2032	$50,000	$672	N/A
(A)
These interest rate swap agreements utilize a one-month SOFR.
(B)
The Swaps (included in other assets or accounts payable and other liabilities) are measured at fair value on a recurring basis, which are classified as Level 2 measurement on the fair value hierarchy.
(C)
The 2026 Term Loan is a delayed draw term loan that the Company anticipates closing in the fourth quarter of 2026 with an expected funding in the first quarter of 2027. (Note 5)

Risk Management Objective of Using Derivatives

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in Accumulated Other Comprehensive Income (“OCI”) and are subsequently reclassified into interest expense, in the period that the hedged forecasted transaction affects earnings. The Company expects to reflect, within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $1.7 million. All components of the Swaps were included in the assessment of hedge effectiveness.

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

The table below details the location in the financial statements of the income recognized on interest rate swaps and treasury locks designated as cash flow hedges (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Amount of income recognized in Accumulated OCI on interest rate swaps, net	$7,655	$12,292

Amounts reclassified from Accumulated OCI to interest expense	$57	$161

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

Commitments and Guarantees

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.2 million related to the maintenance of its properties.

8.
Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2025(A)	$(4,606)
Other comprehensive income before reclassifications	12,292
Amounts reclassified from Accumulated OCI to interest expense(B)	161
Net current-period other comprehensive income	12,453
Balance, September 30, 2026(A)	$7,847

(A)
Includes derivative financial instruments entered into by the Company in connection with its 2024 Term Loan, 2025 Term Loan, 2025 Notes, 2026 Notes and an anticipated 2026 Term Loan (Note 5).
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

Non-Cash Compensation Expense

The amounts recorded in general and administrative expenses in the Company’s consolidated statements of operations for the amortization of all of the outstanding stock-based awards and LTIP Units for the three and nine months ended September 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Cash Compensation Expense	2026	2025	2026	2025
Restricted stock units (“RSUs”) and Restricted stock awards ("RSAs")	$1,291	$1,739	$3,935	$5,760
Service-based LTIP Units	542	423	1,441	1,221
Performance-Based Restricted Stock Awards (“PRSAs”)	324	135	961	400
Performance-Based LTIP Units (“PB LTIPs”)	804	804	2,386	2,386
Total non-cash compensation expense	$2,961	$3,101	$8,723	$9,767

10.
Earnings Per Share

The Company declared a quarterly cash dividend of $0.17 per share of common stock for each of the first, second and third quarters of 2026 and the Company declared a quarterly cash dividend of $0.16 per share of common stock for each of the first, second and third quarters of 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerators – Basic and Diluted
Net income	$7,443	$9,358	$17,936	$30,326
Income attributable to non-controlling interests	(17)	(12)	(37)	(38)
Earnings attributable to unvested shares	(111)	(131)	(304)	(398)
Net income attributable to common stockholders after allocation to participating securities	$7,315	$9,215	$17,595	$29,890

Denominators – Number of Shares
Basic – Average shares outstanding	115,135	105,004	108,914	104,973
Assumed conversion of dilutive securities - PRSAs and PB LTIPs	594	260	534	235
Assumed conversion of dilutive securities - Forward equity	1,205	—	1,366	—
Diluted – Average shares outstanding	116,934	105,264	110,814	105,208

Earnings Per Share:
Basic	$0.06	$0.09	$0.16	$0.28
Diluted	$0.06	$0.09	$0.16	$0.28

Basic average shares outstanding do not include RSUs totaling 0.5 million and RSAs totaling 0.2 million that were not vested at September 30, 2026. Basic average shares outstanding do not include RSUs totaling 0.7 million and RSAs totaling 0.1 million that were not vested at September 30, 2025. Dividends are paid on the outstanding RSUs and RSAs, which makes these shares participating securities.

PRSAs and PB LTIPs issued to certain executives were considered dilutive and are included in the computation of diluted EPS for the three and nine months ended September 30, 2026 and 2025.

Forward sale agreements covering approximately 25.6 million and 34.0 million shares of common stock were considered in the computation of diluted EPS for the three and nine months ended September 30, 2026, respectively, using the treasury stock method.

During the three and nine months ended September 30, 2026, the Company settled 7.3 million and 15.7 million shares of common stock, respectively, that were sold on a forward basis. These agreements were not outstanding at September 30, 2025.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for SITE Centers to complete certain redevelopment projects at properties that are owned by the Company. At September 30, 2026 and December 31, 2025, the remaining amount, which is recorded in amounts receivable from SITE Centers in the consolidated balance sheets, was $6.2 million and $20.7 million, respectively.

Shared Services Agreement

The Company expensed Shared Services Agreement fees payable to SITE Centers of $1.4 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations, related to the Shared Services Agreement and are equal to 2% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement). The fair value of the services received by the Company, which was in excess of the fee paid and the fair value of the services provided to SITE Centers, is reflected as an additional expense within general and administrative expense and income within other income (expense), net in the consolidated statements of operations which amounted to $1.8 million and $5.3 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Amounts payable to SITE Centers (included in accounts payable and other liabilities on the consolidated balance sheets) as of September 30, 2026 and December 31, 2025 aggregated $0.5 million and $0.9 million, respectively.

Pursuant to the Shared Services Agreement, Curbline has the right to use SITE Centers’ office space, including the location in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The amount recorded under the Shared Services Agreement is variable and the embedded lease rent expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, is included in general and administrative expense on the consolidated statements of operations. In September 2026, the Company, the Operating Partnership and SITE Centers entered into a letter agreement (the “Letter Agreement”) that supplements the Shared Services Agreement and the Separation and Distribution Agreement. Pursuant to the Letter Agreement, the Company agreed to terminate its use of the New York office space effective June 30, 2027.

Lease Agreements

In October 2024, the Company entered into a lease agreement with SITE Centers under the Separation and Distribution Agreement where SITE Centers leased a portion of a property for one year beginning on April 1, 2025. SITE Centers paid annual rents of $0.8 million as well as a proportionate share of real estate tax expense. The amount received under the lease for the three and nine months ended September 30, 2026 was none and $0.2 million, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.

Under the Shared Services Agreement, the Company had the option to lease a portion of the SITE Centers’ Beachwood office buildings. At the time of the separation, the Company recorded a $1.2 million below-market lease (as lessee) for which no amortization was to occur until the option was exercised. Pursuant to the Letter Agreement, the Company entered into a new lease with SITE Centers for a portion of the Beachwood office buildings commencing October 1, 2027 with annual rents of $0.2 million and a term of five years with four five-year extension options. In connection with entering into the new lease, the Company’s option under the Shared Services Agreement was terminated and the below-market lease (as lessee) was reduced by $0.3 million. The amortization of this below-market lease (as lessee) will begin on October 1, 2027.

12.
Subsequent Events

From October 1, 2026 through October 22, 2026, the Company acquired five convenience shopping centers for an aggregate purchase price of $49.6 million.

Between October 1, 2026 and October 22, 2026, the Company sold 2,226,654 shares of common stock through the ATM Program on a forward basis generating expected gross proceeds (assuming full physical settlement) of $62.1 million before issuance costs.

In October 2026, the Company entered into a forward interest rate swap agreement to fix the variable-rate component at 4.54% for an additional $50 million of the 2026 Term Loan currently anticipated to close in the fourth quarter.

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

EXECUTIVE SUMMARY

Curbline Properties Corp. is a Maryland corporation formed to own, lease, acquire, and manage convenience shopping centers. The Operating Partnership is a Delaware limited partnership formed to serve as Curbline’s majority-owned partnership subsidiary and to own, through affiliates, all of its real estate properties and assets. The Operating Partnership’s capital includes common general and limited partnership interests in the Operating Partnership (“Common Units”) and LTIP Units, as defined in the partnership agreement (together with the Common Units, the “OP Units”). As of September 30, 2026, Curbline held an approximately 99.1% ownership interest in the Operating Partnership with the remaining OP Units held by members of management.

As of September 30, 2026, the Company’s portfolio consisted of 239 convenience shopping centers comprising 6.1 million square feet of gross leasable area (“GLA”) and the aggregate leased and occupancy rates were 96.4% and 94.5%, respectively.

Convenience shopping centers are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, in suburban, high household income communities, offering excellent access and visibility, dedicated parking and often include drive-thru units, with approximately half of the Company’s properties having at least one drive-thru unit as of September 30, 2026 and 11% of the Company’s ABR generated by units with a drive-thru. Convenience shopping centers generally consist of a homogeneous row of primarily small-shop units leased to a diversified mixture of national, regional and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population and typically experience more customer foot traffic per square foot than anchored retail. The property type has the ability to generate above-average, occupancy-neutral cash flow growth driven by high retention rates and limited operating capital expenditures given the standardized site plan and the depth of leasing prospects that can utilize existing square footage and provide significant tenant diversification. As of September 30, 2026, the average GLA of a property in the Curbline portfolio was approximately 26,000 square feet with 96% of base rent generated by units less than 10,000 square feet.

Strategy

The Company believes that as the first and only publicly traded real estate company focused exclusively on the convenience real estate sector, it is well positioned to take advantage of and aggregate the highly fragmented but liquid marketplace for convenience shopping centers. As of September 30, 2026, the Company had $122.8 million of cash on hand plus unsettled common equity and significant leverage capacity to grow its asset base through acquisitions. With over 68,000 convenience shopping centers in the United States (950 million square feet of GLA) and a liquid transaction market primarily among private investors, the property type provides a substantial addressable opportunity for the Company to scale and differentiate itself as the first mover public REIT exclusively focused on convenience assets.

Curbline’s acquisition strategy is focused on a number of real estate and financial factors including demographics, property access and visibility, vehicular traffic, tenant credit profile, rent mark-to-market opportunities and prospects for cash flow growth. The Company’s current portfolio is generally located in submarkets with compelling long-term population and employment growth prospects and above-average household incomes of over $129,000 as compared to the national median household income of $87,460.

The Company focuses on leasing space to a diversified group of primarily national, high credit quality tenants operating across a wide range of service and restaurant businesses, including quick-service restaurants, healthcare and wellness operators, financial services, beverage retail, telecommunications, beauty and hair salons, and fitness, among others.

Convenience properties have the ability to generate above-average, occupancy-neutral cash flow growth (compared to cash flow growth levels for other retail real estate assets) through rental income increases from either fixed annual rental increases or renewal option increases embedded in tenant leases, elevated retention rates limiting lost rent resulting from vacancy, and positive mark-to-market of leases at renewal. In addition, tenant lease agreements at convenience properties typically have shorter fully-extended lease terms and fewer tenant renewal options with approximately 48% of the average annualized base rent (“ABR”) under Curbline’s leases expiring within the next five years without any tenant renewal option assumptions. The weighted average lease term of the Curbline portfolio provides the Company with more frequent opportunities to increase rents to market levels and to mitigate the risk and impact of inflation. Convenience properties’ standardized site plans, high tenant retention rates, higher annualized base rents per square foot, and the depth of leasing prospects that can utilize existing square footage also generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time relative to other retail real estate formats including grocery, lifestyle and regional power center properties.

Transaction and Capital Markets Highlights

Transactional and investment highlights for the Company from January 1, 2026 through October 22, 2026, include the following:

•
Acquired 72 convenience shopping centers for an aggregate purchase price of $800.0 million;
•
Funded the remaining $172.0 million balance of the 2026 Notes in January 2026;
•
In September and October 2026, entered into forward interest rate swap agreements to fix the variable-rate component at 4.43% and 4.54%, respectively, for two separate $50 million portions of a delayed draw term loan currently anticipated to close in the fourth quarter (the “2026 Term Loan”). The closing of the 2026 Term Loan is subject to the negotiation of definitive agreements and customary closing conditions, and there can be no assurance that the 2026 Term Loan will be completed;
•
Sold 33.0 million shares of common stock on a forward basis in public offerings and under its at-the-market equity offering program, generating expected gross proceeds (assuming full physical settlement) of $925.9 million before issuance costs with 15.7 million shares settled to date; and
•
In February, May and September 2026, declared a quarterly cash dividend of $0.17 per share of common stock paid in April, July and October, respectively.

Operational Metrics

Key operational results and transactions for the Company from January 1, 2026 through September 30, 2026 include the following:

•
Signed new leases and renewals for approximately 480 thousand square feet of GLA, which included approximately 73 thousand square feet of new leasing volume;
•
For comparable leases executed, achieved cash new leasing spreads of 18.2% and cash renewal leasing spreads of 7.0%;
•
Aggregate leased rate was 96.4% at September 30, 2026, as compared to 96.7% at December 31, 2025 and 96.7% at September 30, 2025; and
•
Aggregate occupancy rate was 94.5% at September 30, 2026, as compared to 94.1% at December 31, 2025 and 93.9% at September 30, 2025.

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

Summary Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net income attributable to Curbline	$7,426	$9,346	$17,899	$30,288
FFO attributable to Curbline	$37,100	$29,096	$99,596	$80,461
Operating FFO attributable to Curbline	$37,397	$29,514	$100,676	$81,581
Earnings per share - Diluted	$0.06	$0.09	$0.16	$0.28

For the nine months ended September 30, 2026, the decrease in net income, as compared to the prior-year period, was primarily attributable to increases in interest and depreciation expense and a decrease in interest income, partially offset by an increase in net operating income primarily from asset acquisitions. The increase in FFO and Operating FFO attributable to Curbline, as compared to the prior-year period, was primarily attributable to an increase in net operating income primarily from asset acquisitions, partially offset by a decrease in interest income and an increase in interest expense.

RESULTS OF OPERATIONS

For the comparison of 2026 performance to 2025, presented below, convenience properties owned as of January 1, 2025, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Rental income(A)	$70,868	$48,466	$22,402
Other income	231	181	50
Total revenues	$71,099	$48,647	$22,452

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Rental income(A)	$191,616	$128,008	$63,608
Other income	766	736	30
Total revenues	$192,382	$128,744	$63,638

(A) The following tables summarize the key components of rental income (in thousands):

	Three Months
	Ended September 30,
Rental Income	2026	2025	$ Change
Base and percentage rental income	$52,522	$36,334	$16,188
Recoveries from tenants	17,849	12,148	5,701
Uncollectible revenue	(421)	(350)	(71)
Lease termination fees, ancillary and other rental income	918	334	584
Total rental income	$70,868	$48,466	$22,402

	Nine Months
	Ended September 30,
Rental Income	2026	2025	$ Change
Base and percentage rental income(1)	$142,481	$95,141	$47,340
Recoveries from tenants(2)	48,413	31,963	16,450
Uncollectible revenue	(1,210)	(784)	(426)
Lease termination fees, ancillary and other rental income(3)	1,932	1,688	244
Total rental income	$191,616	$128,008	$63,608

(1)
The changes in base and percentage rental income for the nine months ended September 30, 2026, were due to the following (in millions):

2026 vs. 2025 Increase
Acquisition of convenience shopping centers	$43.5
Comparable Portfolio Properties	2.4
Straight-line rents	1.4
Total	$47.3

At September 30, 2026 and 2025, the Company owned 239 and 162 wholly owned properties, respectively, with an aggregate occupancy rate of 94.5% and 93.9%, respectively.

(2)
The increase in recovery income from tenants is primarily due to the impact of acquisitions. Recoveries from tenants were approximately 100.1% and 95.4% of operating expenses and real estate taxes for the nine months ended September 30, 2026 and 2025, respectively.
(3)
During the nine months ended September 30, 2026 and 2025, the amount reported includes $1.1 million and $0.9 million, respectively, from lease terminations and the assumption of buildings due to ground lease expirations or terminations.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Operating and maintenance	$9,169	$6,652	$2,517
Real estate taxes	8,659	5,988	2,671
General and administrative	9,797	7,265	2,532
Depreciation and amortization	29,742	19,777	9,965
	$57,367	$39,682	$17,685

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Operating and maintenance(A)	$24,881	$17,720	$7,161
Real estate taxes(A)	23,480	15,780	7,700
General and administrative(B)	28,660	24,349	4,311
Depreciation and amortization(A)	81,865	50,279	31,586
	$158,886	$108,128	$50,758

(A)
The changes for the nine months ended September 30, 2026, as compared to the prior year period, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of convenience shopping centers	$8.5	$7.6	$34.8
Comparable Portfolio Properties	(1.3)	0.1	(3.2)
	$7.2	$7.7	$31.6

(B)
The increase was primarily attributable to expenses recognized under the Shared Services Agreement (Note 11).

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Interest expense	$(8,534)	$(3,983)	$(4,551)
Interest income	749	4,107	(3,358)
Other income (expense), net	1,493	313	1,180
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	3	(44)	47

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Interest expense(A)	$(24,794)	$(6,317)	$(18,477)
Interest income(B)	5,134	15,340	(10,206)
Other income (expense), net(C)	4,231	866	3,365
Gain on disposition of real estate, net	—	42	(42)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(131)	(221)	90
(A)
At September 30, 2026, the Company’s consolidated indebtedness consisted of the 2024 Term Loan, the 2025 Term Loan, the 2025 Notes and the 2026 Notes with an aggregate outstanding balance of $600.0 million and a weighted-average interest rate of 5.0% (based on contractual rates including the impact of the interest rates swaps and excluding amortization of debt issuance costs). At September 30, 2026, the weighted-average maturity (without extensions) was 3.8 years. For the nine months ended September 30, 2025, the expense relates to the Company’s 2024 Term Loan, the 2025 Term Loan and the 2025 Notes with an aggregate outstanding balance of $400.0 million and a weighted-average interest rate (based on contractual rates including the impact of the interest rates swaps and excluding amortization of debt issuance costs) of 5.0%.
(B)
The decrease was primarily due to the use of cash to fund acquisitions.
(C)
The increase was primarily attributable to income recognized under the Shared Services Agreement (Note 11).

Non-Controlling Interests and Net Income (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Income attributable to non-controlling interests	$(17)	$(12)	$(5)
Net income attributable to Curbline	7,426	9,346	(1,920)

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Income attributable to non-controlling interests	$(37)	$(38)	$1
Net income attributable to Curbline(A)	17,899	30,288	(12,389)

(A)
For the nine months ended September 30, 2026, the decrease in net income as compared to the prior-year period was primarily attributable to increases in interest and depreciation expense and a decrease in interest income, partially offset by the net operating impact from asset acquisitions.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net income attributable to Curbline	$7,426	$9,346	$17,899	$30,288
Depreciation and amortization of real estate investment, net of non-controlling interests	29,674	19,750	81,697	50,215
Gain on disposition of real estate, net of non-controlling interests	—	—	—	(42)
FFO attributable to Curbline	37,100	29,096	99,596	80,461
Transaction costs, net of non-controlling interests	297	418	1,080	1,120
Operating FFO attributable to Curbline	$37,397	$29,514	$100,676	$81,581

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SPNOI for the Company is as follows (in thousands):

	Nine Months
	Ended September 30,
	2026	2025
Net income attributable to Curbline	$17,899	$30,288
Interest expense	24,794	6,317
Interest income	(5,134)	(15,340)
Depreciation and amortization	81,865	50,279
General and administrative	28,660	24,349
Other income (expense), net	(4,231)	(866)
Gain on disposition of real estate, net	—	(42)
Tax expense	131	221
Non-controlling interests	37	38
Total Curbline NOI	144,021	95,244
Less: Non-Same Property NOI	(62,879)	(16,109)
Total Same-Property NOI	$81,142	$79,135

Total Curbline NOI % Change	51.2%
Same-Property NOI % Change	2.5%

The same-property increase for the nine months ended September 30, 2026, as compared to the prior-year period, was primarily attributable to minimum rent increases resulting from an increase in comparable base rent due to rent steps and renewal or option rent increases.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its business plan including investment activities, capital expenditures and operating expenses. At September 30, 2026, the Company’s primary sources of capital were $122.8 million of unrestricted cash, a $400.0 million unsecured, undrawn line of credit, $550.0 million of expected gross proceeds from unsettled forward equity sales and cash flow from operations. The Company may also raise additional capital as appropriate to finance the growth of its business. Debt outstanding was $600.0 million and $428.0 million as of September 30, 2026 and December 31, 2025, respectively.

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

Shares sold pursuant to the 2025 Equity Sales Agreement and the 2026 Equity Sales Agreement (together, the “ATM Program”) are offered and sold in amounts determined by the Company from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale. The ATM Program also allows the Company to enter into forward sale agreements which give the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. The Company evaluated the forward sale agreements in accordance with Accounting Standards Codification (“ASC”) Topic 815-40 and concluded that they meet the conditions to be classified within equity as of September 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

During the nine months ended September 30, 2026, the Company offered and sold 10,047,963 shares of its common stock on a forward basis under the ATM Program at a weighted-average price of $27.32 per share, generating expected gross proceeds of $274.5 million (assuming full physical settlement) before issuance costs. The Company has settled 6,464,164 shares through September 30, 2026 that were sold under the ATM Program generating net proceeds of $152.7 million. As of September 30, 2026, the Company was party to forward sale agreements relating to 6,834,563 shares of common stock, with $195.2 million of expected gross proceeds

(assuming full physical settlement) before issuance costs with final settlement dates ranging from June 2, 2027 through September 30, 2027 and had $292.9 million of remaining capacity under the ATM Program.

In June 2026, the Company priced a follow-on primary offering of 11,500,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,500,000 additional shares of common stock, at a public offering price of $30.85 per share for expected gross proceeds of $354.8 million before deducting underwriting discounts and expenses. The offering closed in July 2026. The Company is required to settle these shares by December 29, 2027.

In February 2026, the Company priced and closed a follow-on primary offering of 9,200,000 shares of its common stock on a forward basis, including the full exercise of the underwriters’ option to purchase up to 1,200,000 additional shares of common stock, at a public offering price of $25.50 per share for expected gross proceeds of $234.6 million before deducting underwriting discounts and expenses. The Company has settled 9,200,000 shares through September 30, 2026 generating net proceeds of $231.1 million.

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

The Revolving Credit Facility matures on September 29, 2028, subject to two six-month options to extend the maturity to September 29, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Borrowings under the Revolving Credit Facility bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin, or (ii) the alternative base rate plus an applicable margin. The Revolving Credit Facility also provides for a facility fee, paid on a quarterly basis. Each of the applicable margin and the facility fee under the Revolving Credit Facility varies based on whether the Company has obtained a long-term senior unsecured debt rating of at least BBB- (or the equivalent) from S&P Global Ratings or Fitch Investor Services Inc. or a long-term unsecured debt rating of Baa3 (or the equivalent) from Moody’s Investors Service, Inc. (each, an “IG Rating”). In May 2025, Fitch Ratings assigned the Company a Long-Term Issuer Default Rating of BBB. No amounts were drawn under the Revolving Credit Facility as of September 30, 2026.

The Company drew $100.0 million on the 2024 Term Loan in March 2025 which will mature on October 1, 2027, subject to two one-year options to extend its maturity to October 1, 2029 at the Operating Partnership’s option and subject to the satisfaction of certain conditions. Loans under the 2024 Term Loan bear interest at variable rates at the Operating Partnership’s election, based on either (i) the term or daily simple SOFR rate plus a credit spread adjustment plus an applicable margin or (ii) the alternative base rate plus an applicable margin. Similar to the Revolving Credit Facility, the applicable margin under the 2024 Term Loan varies. As of September 30, 2026, $100.0 million is outstanding under the 2024 Term Loan.

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

The Company maintains a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s $100.0 million 2024 Term Loan to 3.58%, from April 1, 2025 through October 1, 2028. In April 2025, the Company entered into a $100.0 million interest rate swap agreement to fix the variable-rate SOFR component of the Company’s 2024 Term Loan at 3.71% from October 1, 2028 through October 1, 2029. Following the investment grade rating and simultaneously with the Company’s borrowing of the 2025 Term Loan (defined below), the Credit Agreement was amended to reduce the interest rate spread resulting in an all-in rate for the 2024 Term Loan of 4.53% based on the loan’s current applicable spread.

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

Amounts owing under the 2024 Term Loan and the 2025 Term Loan may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR-based rate election is in effect. The 2024 Term Loan and the 2025 Term Loan contain certain customary covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The 2024 Term Loan and the 2025 Term Loan also contain customary default provisions including, among other things, the failure to make timely payments of principal and interest payable thereunder and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.

In September and October 2026, the Company entered into two forward interest rate swap agreements to fix the variable-rate component at 4.43% and 4.54%, respectively, for two separate $50 million portions of the 2026 Term Loan, a delayed draw term loan currently anticipated to close in the fourth quarter. The closing of the 2026 Term Loan is subject to the negotiation of definitive agreements and customary closing conditions, and there can be no assurance that the 2026 Term Loan will be completed. The effective date of the swaps are based on the expected funding timing which is anticipated to be in the first quarter of 2027.

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

As of September 30, 2026, the Company was in compliance with all its financial covenants governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

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

Dividend Distributions

The Company declared a quarterly cash dividend of $0.17 per share in each of the first three quarters of 2026. The dividends are summarized as follows (in millions):

Quarter Declared	Amount Declared	Date Paid	Amount Paid
First quarter 2026	$18.2	April 8, 2026	$18.0
Second quarter 2026	$18.7	July 9, 2026	$18.6
Third quarter 2026	$20.7	October 14, 2026	$20.6
Total year to date	$57.6		$57.2

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

Cash Flow Activity

The Company expects that its core business of leasing space to well-capitalized retailers will continue to generate consistent cash flow after expenses. The following presents a summary of consolidated statements of cash flows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Cash flow provided by operating activities	$110,235	$98,732
Cash flow used for investing activities	(770,386)	(628,288)
Cash flow provided by financing activities	493,431	333,259

Changes in cash flows for the nine months ended September 30, 2026, compared to the prior-year period, are as follows:

Operating Activities: Cash provided by operating activities increased $11.5 million primarily due to the net impact of property acquisitions, partially offset by an increase in interest expense and a decrease in interest income.

Investing Activities: Cash used for investing activities increased $142.1 million primarily due to an increase of $134.1 million related to real estate assets acquired net of escrow deposits and an increase in real estate improvements of $7.9 million.

Financing Activities: Cash provided by financing activities increased $160.2 million primarily due to an increase in proceeds of $22.0 million from the 2026 Notes, an increase in net proceeds from issuance of common stock of $382.3 million and a decrease in dividends paid of $3.7 million, partially offset by a decrease in proceeds from the 2024 and 2025 Term Loans of $250.0 million.

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

Equity

The Company has settled 15,664,164 shares through October 22, 2026 that were sold under the February 2026 follow-on primary offering and the ATM Program generating net proceeds of $383.9 million.

Acquisitions

From January 1, 2026 through October 22, 2026, the Company acquired 72 convenience shopping centers for an aggregate purchase price of $800.0 million.

Indebtedness

As of September 30, 2026, $100.0 million had been drawn on the 2024 Term Loan, $150.0 million had been drawn on the 2025 Term Loan, $150.0 million had been drawn on the 2025 Notes and $200.0 million had been drawn on the 2026 Notes.

CAPITALIZATION

At September 30, 2026, the Company’s capitalization consisted of $600.0 million of debt and $3.4 billion of market equity (calculated as shares of common stock and common units outstanding multiplied by $27.83, the closing price of the Company’s common stock on the New York Stock Exchange on September 30, 2026).

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet. Accordingly, the Company may seek to obtain funds through additional debt or equity financings in a manner consistent with its intention to operate with a prudent debt capitalization policy.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with construction and maintenance of convenience shopping centers, the Company has entered into commitments with general contractors aggregating approximately $0.3 million for its consolidated properties at September 30, 2026. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.2 million related to the maintenance of its properties.

In addition, the Company has debt maturity and interest payment obligations as described in Note 5.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for vacant or available space and executed new leases and renewals aggregating approximately 480 thousand square feet of GLA for the nine months ended September 30, 2026. The Company believes the elevated portfolio leased rate and overall tenant activity are attributable to demand for space at properties located on the curbline of well-trafficked intersections and major vehicular corridors and limited new supply. Additionally, the Company’s portfolio benefits from its concentration in suburban, above-average household income communities along with positive demographic and economic trends.

The Company has a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 2% of the Company’s ABR (Starbucks at 2.7% as of September 30, 2026). Other significant national tenants generally have relatively strong financial positions, have outperformed their respective retail categories over time and, the Company believes, remain well-capitalized. The majority of the tenants in the Company’s convenience shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of the tenants to outperform under a variety of economic conditions and provide a stable revenue base. The Company has relatively little reliance on overage or percentage rents dependent on tenant sales performance or on ancillary income.

The Company believes that its convenience property portfolio is well positioned, as evidenced by recent leasing activity, historical leased and occupancy levels and consistent reported leasing spreads. At September 30, 2026, the leased and occupancy rates were 96.4% and 94.5%, respectively, and the portfolio ABR per occupied square foot was $35.19, as compared to leased and occupancy rates of 96.7% and 94.1%, respectively, and ABR per occupied square foot of $34.52 at December 31, 2025. The per square foot cost of leasing capital expenditures has been consistent with the Company’s historical trends and the standardized site plan of the majority of the Company’s convenience shopping centers together with high tenant retention rates, higher ABRs per square foot and the depth of leasing prospects that can utilize existing square footage generally result in lower operating capital expenditure levels as a percentage of annualized base rents over time. The Company generally does not expend a significant amount of capital on lease renewals, which constitute the majority of overall leasing activity. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for all leases executed during the nine months ended September 30, 2026 and 2025 was $1.67 and $3.04 per rentable square foot, respectively.

Inflation, higher interest rates, evolving U.S. tariffs and reciprocal or retaliatory tariffs on U.S. goods and the market reaction thereto, and concerns over consumer spending growth, along with the volatility of global capital markets continue to pose risks to the U.S. economy, the retail sector overall and the Company’s tenants. The retail sector overall has also been affected by changing consumer behaviors, increased competition and e-commerce market share gains. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements and overall cash flow, balance sheet and liquidity. In some cases, changing conditions have resulted in weaker retailers losing market share and declaring bankruptcy and/or closing stores. However, other retailers continue to expand their store fleets and launch new concepts within the suburban, high household income communities in which the properties are located. As a result, the Company believes that its prospects of backfilling any spaces vacated by bankrupt or non-renewing tenants are generally favorable. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results.

Rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company had $600.0 million of indebtedness as of September 30, 2026 as compared to $3.4 billion of market equity, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan and its ability to finance future maturities and/or investments, and the interest rates applicable thereto. Depending on market conditions, the Company intends to acquire additional assets funded with cash on hand and unsettled common equity along with retained cash flow and debt and equity financing. The timing of certain acquisitions may be impacted by capital markets activity along with the volume and pricing of assets available to acquire. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s return on investments.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the nine months ended September 30, 2026.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2026, the Company’s debt, adjusted to reflect the swaps of the variable-rate (SOFR) components of the interest rates applicable to the 2024 Term Loan and 2025 Term Loan to fixed rates, is summarized as follows:

	September 30, 2026				December 31, 2025
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$596.1	3.8	5.0%	100.0%	$423.2	3.7	5.0%	100.0%
Variable-Rate Debt	—	—	—	—	—	—	—	—

If the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates could increase. The Company does not believe, however, that increases in interest expense as a result of inflation or other economic factors will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of interest rate swap agreements with major financial institutions. At September 30, 2026, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $100.0 million consolidated 2024 Term Loan and the $150.0 million consolidated 2025 Term Loan were swapped to a fixed rate through October 1, 2029 and January 1, 2031, respectively. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $250.0 million of variable-rate debt that was swapped to a fixed rate. An estimate of the effect of a 100 basis-point increase at September 30, 2026, is summarized as follows (in millions):

	September 30, 2026					December 31, 2025
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$596.1	$574.0	(A)	$551.6	(B)	$423.2	$434.8	(A)	$416.7	(B)

(A)
Includes the fair value of the swap, which was an asset of $8.9 million and a liability of $2.7 million at September 30, 2026 and December 31, 2025, respectively.
(B)
Includes the fair value of the swap adjusted for a 100 basis-point increase in market interest rates of an asset of $16.8 million and $7.2 million at September 30, 2026 and December 31, 2025, respectively.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered into, and does not plan to enter into, any derivative financial instruments for trading or speculative purposes. As of September 30, 2026, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 25, 2025, the Board of Directors of the Company authorized a common stock repurchase program, which was announced on October 2, 2025. Under the terms of the program, the Company is authorized to repurchase up to an aggregate purchase price of $250.0 million in shares of its common stock. During the third quarter of 2026, the Company did not repurchase any shares of its common stock, and as of September 30, 2026, the dollar value of shares that may yet be purchased under the program is $250.0 million. The repurchase program has no expiration date.

There were no unregistered sales of equity securities during the third quarter of 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Certificate of Notice of Curbline Properties Corp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 18, 2026)

10.1	Letter Agreement, dated September 22, 2026, between SITE Centers Corp., Curbline Properties Corp. and Curbline Properties LP1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1,2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1,2]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURBLINE PROPERTIES CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Officer; Principal Accounting Officer)
Date: October 22, 2026